Form 10KSB
period 1998-09-30
WEBQUEST INTERNATIONAL INC
filed 1999-01-13
CIK 1061104

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-KSB

  [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                           EXCHANGE ACT OF 1934
               For the fiscal year ended September 30, 1998

                                    OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 For the Transaction period from____to____

                   Commission File Number_______________
                       WebQuest International, Inc.
           (Exact name of small business issuer in its charter)

           Nevada                                    86-0894019
  (State or other jurisdiction of       (IRS Employer Identification No.)
   incorporation or organization)




               1662 N. Hwy 395, Suite 203, Minden, NV 89423
       (Address of principal executive offices, including Zip Code)

                               775-782-0350
           (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Exchange Act:
                       Common Stock, $.001 par value
   Securities registered pursuant to Section 12(g) of the Exchange Act:
                       Common Stock, $.001 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      [X]               No      [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year:   $0.00

As of September 30, 1998 there were 4,258,618 shares of the issuer's Common
                   Stock, $.001 par value, outstanding.



DOCUMENTS INCORPORATED BY REFERENCE
NONE






                            WEBQUEST INTERNATIONAL, INC.
                                      INDEX

                                Table of Contents
                                Part I

Item 1.   Description of Business ...................................... 1
Item 2.   Description of Property ......................................11
Item 3.   Legal Proceedings ............................................12
Item 4.   Submission of Matters to a Vote of Security Holders ..........12

                               Part II

Item 5.   Market for Common Equity and Related Stockholder Matters .....12
Item 6.   Plan of Operation.............................................13
Item 7.   Financial Statements..........................................19
Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure .....................................19

                              Part III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act ...20
Item 10. Executive Compensation ........................................23
Item 11. Security Ownership of Certain Beneficial Owners and
         Management ....................................................25
Item 12. Certain Relationships and Related Transactions ................25
Item 13. Exhibits and Reports on Form 8-K ..............................27





                        FORWARD LOOKING STATEMENTS

         WebQuest International, Inc. (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's limited history of profitability, its dependence on a limited number of customers and key personnel, its possible need for additional financing and its dependence on certain industries. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.






                                  PART-I

ITEM 1.  DESCRIPTION OF BUSINESS

WebQuest International, Inc., incorporated in Nevada on March 25, 1998,(the "Company"), is the successor by merger with WebQuest International, Inc., a Utah corporation formerly known as Phaser Enterprises, Inc. ("WB Utah").

In April 1997 WB Utah entered into an Agreement and Plan of Reorganization with WebQuest International, Inc., a Nevada Corporation ("old WB"), incorporated in November 1996, formerly known as iPONG International, Inc., pursuant to which agreement the old WB merged with and into WB Utah. Prior to April 1997 WB Utah had no operations. The Company's present business is the development and marketing of an interactive game arcade, known as the iPONG Game Arcade on the Internet. Site visitors use their eye/hand coordination and trivia knowledge to win cash and/or prizes. The Company anticipates that it will derive revenue from the sale of advertising.

The iPONG Game Arcade is an interactive game site. The site provides visitors a variety of PONG games, a simple arcade game licensed from Atari, a division of JTSR corporation (acquired by Hasbro), with 10 different categories of trivia. After entering the Company's web site at www.iPONG.com, players compete for points on a weekly basis. As players respond to questions throughout the game, each question or activity is accompanied by advertising. iPONG is a game of skill and knowledge. Players who successfully score high win cash and/or prizes.
The markets of this Arcade include Players and Advertisers. Our Player demographics indicate that our present market is between the ages of 25 and 35 with the largest percentage being male, although the Arcade attracts a good percentage of Players from all age groups. Advertisers would be retail and service companies attempting to reach this market. The Company intends to charge advertisers per advertisement placed with the games questions. As of the date of this Registration Statement the Company has not entered into contracts for advertising with any person, and the Company has not engaged any advertising agency to do so, although it intends to do so in the future.
The iPONG Game Arcade is distributed solely online at http://www.ipong.com.
We inform potential Players about the site through a variety of online marketing methods, including weekly drawings from a pool of Players who have scored a minimum score of 2000 points per week. This allows the Company to maintain regular contact with the Players through email weekly announcements. It also allows the Company to announce our contests on a weekly basis at numerous contest sites, discussion forums, newsgroups and mailing lists. The Company is also engaged in banner exchanges with entertainment-oriented sites. The Company also place and exchange classified newsletter ads in pertinent publications and are also engaged in focus marketing in which the Company can attract specific groups of Players based on their interests. Prizes awarded will be related to those interests. This allows the Company to communicate with interest-specific website owners to promote our weekly drawings.
The market for Internet advertising is extremely competitive and WebQuest expects that competition will intensify in the future. WebQuest believes that it's ability to compete successfully depends on a number of factors, including market presence; ease of access to and navigation of the Internet; the pricing policies of its competitors; WebQuest's ability to support existing and emerging industry standards; and industry and general economic trends. WebQuest's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than WebQuest, including the following interactive advertising companies:

     "You Don't Know Jack, the Netshow ", launched in December of 1996. Nearly 25, 000 people logged on to the off-beat trivia game during, it's three-week pilot test period. It logged it's 1,000,000th player in July of 1997. There are currently 160,000 registered visitors. According to a rigorous study commissioned by Berkeley Systems, Inc., the use of advertising combined with a fast-paced entertainment experience proved to generate higher brand recall than banner advertisements. The current list of advertisers include Nabisco, Jack Daniels, Amstel, 7-up, Twentieth Century Fox, and Yahoo!.

     Cybergold, an Internet marketing service that also rewards members with money for reading advertisements and answering questions. Members enroll free of charge, supply interests and demographics and then are offered individual menus of advertisements matching their demographic information. Members receive between $1.00 to $1.50 for each advertisement read and answered correctly.

     Yoyodyne is the creator of on-line games and promotions including "Get Rich Click!", a multi-sponsored, sweepstakes game offering a grand prize of $100,000 in cash, a Mazda Miata, and other prizes.

Increased competition could result in significant price competition, which in turn, could result in significant reductions in the anticipated average selling price of WebQuest's services. In addition, competition could result in increased selling and marketing expenses and related costs, which could adversely affect WebQuest 's operating results. There can be no assurance that WebQuest will be able to offset the effects of any such price reductions through an increase in the number of advertisers, higher revenue from enhanced services to advertisers, cost reductions or otherwise. There can be no assurance that WebQuest will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.

The Company's competitive strategies include, but are not limited to, maintaining a site which is easy to navigate, creating games which are simple to play and require less than 15 minutes each to play, awarding prizes based on points instead of games won, which increases the play and the chance of the Player to be included in the weekly drawings. While other sites mentioned above award high ticket prizes, the odds of a Player winning them are very high. We currently award lower cost prizes but also have low odds in an effort to generate a large number of winners until such time as more valuable prizes can be awarded.
We also provide Player support and respond quickly to any questions or comments our Players may have. We award our players on several levels in an effort to build trust and obtain accurate demographics, including sending them small gifts when they report a problem with the site. We include Players who respond to our Welcome letter with information about how they found our site in a monthly drawing for a prize.
We do not anticipate a dependence on one or a few major advertisers due to the wide variety of interests our Players express. There are avenues for numerous types of advertisers within our site.
The Company has entered into a Licensing and Marketing Agreement with HomeSeekers.com, Inc., Inc. (formerly NDS Software, Inc.) ("NDS"), which owns 17.2% of the Company's Common Stock. Pursuant to this Agreement, the Company licensed from NDS the software and trademarks related to iPONG for a ten year term. The license fee is 7% of the revenues for the first year commencing on the April 1, 1998, the live date for the site, 10% in the second year, and 15% thereafter. In addition, the Company is required to pay NDS for technical services rendered by NDS.

WebQuest is not currently subject to direct regulation by the Federal Communications Commission or any other agency, other than regulations applicable to businesses generally, nor does WebQuest believe that it is subject to any rules or regulations concerning games or sweepstakes. However, it is possible that some of the aspects of WebQuest's Game and advertising strategy could be considered "gambling", thus restricted in certain states and regulated in other states. At present the player is not charged a fee and, therefore, incurs no financial risk in playing iPONG.

Changes in the regulatory environment relating to the Internet advertising or rights of privacy, could have an adverse effect on WebQuest 's business. WebQuest 's joint venture or licensing program for the expansion of its operations will likely involve compliance with federal and/or state franchise, securities or business opportunity laws which would hinder or increase the costs of conducting business. WebQuestcannot predict the impact, if any, that future regulation or regulatory changes may have on its business.

The Company has not incurred any expense associated with environmental law compliance and does not expect to do so.
The Company currently has 4 employees, two in management, one administration and one in clerical. WebQuest, from time to time, utilizes part-time and independent contractors.

ITEM 2.  DESCRIPTION OF PROPERTY

Main Offices
The Company subleases 1100 square feet of office space in Minden, Nevada from a non-affiliated party for$1203.88 per month for it's corporate headquarters. The lease expires in June 1999. The Company also leases 200square feet in Del Mar, California from a non-affiliated party at the rate of $550 per month. The lease expires on October 6, 1998. The Del Mar location is used for game development. The Company will seek additional office space in Nevada over the next four to six months.

ITEM 3. LEGAL PROCEEDINGS

WebQuest is not involved in any legal proceedings as of this date.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None


                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Company's Common Stock has not traded for the past three years. As of August 24, 1998, there were approximately 200 holders of Company common stock.

The Company's preferred stock, issued through a 504 offering, has an automatic conversion after one year. There are presently 93,750 shares that are being treated as common stock even though the stockholders have not exchanged their certificates as of this date.

The Company has accrued dividends on it's preferred stock and expects to pay them in the near future.

The 504 Offering realized $20,114 less than the anticipated $1,000,000 at it's closing date.

The Company has yet to receive compensation for 36, 114 shares of stock from the 504 Offering.

The Company acquired  Scavengernet, an online scavenger hunt game, on October
9, 1998.   5,000 shares of stock were issued each of two Sellers on October
29, 1998 as partial consideration for payment. The Company also paid $5,000 as a down payment with a balance of $5,000 due on January 9, 1999.




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Plan of operations for WebQuest International Inc, FYE 1999.

WebQuest's current financial conditions will carry the operations for approximately ninety days from the date of this report.

The Company is conducting a private offering of convertible debt in which the Company is seeking to raise $1,500,000. The Company anticipates the first closing will occur in mid-February. There can be no assurance, however, that the Company will be successful in raising all or any significant portion of such amount.

WebQuest will develop the iPONG GAME COMMUNITY. The iPONG Game Arcade is the first step to the development of the iPONG Game Community, a fee-based site offering numerous member services and advertising opportunities. The iPONG Game Arcade as it exists today, will serve as a free sample of what players can expect when they subscribe to The iPONG Game Community. The member services will include, but not be limited to, the following;
Free member websites.

An @ipong.com e-mail address for use in communicating with other players.

Players who choose to do so can post their email hypertext link and Introductory Greeting at the communication center in order to communicate with other players privately. It will also include a Public Message Board and Chat Center for players to challenge others in a game or announce their winnings.

The iPONG Boutique will provide a place for players to purchase iPONG brand merchandise and view or purchase special offers from our advertisers.

The weekly newsletter will announce site updates, upcoming tournaments, special drawings and classified advertising.

WebQuest plans to operate additional games in 1999, including OctiPong, Multi-player PONG, Multi-player Checkers and Multi-playerChess. WebQuest will continue to develop new games, license and adapt already existing games and add more amenities, all the while enticing Memberships to the
iPONG   Game Community.

The Company does not anticipate any material adverse consequences to it's financial or business operations as a result of the Year 2000 computer "bug".



ITEM 7. FINANCIAL STATEMENTS
Financial Statements appear after the Signature Page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There has been no changes in or disagreements with the company's independent auditors.



                                 PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
(a) Persons
The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:
          Name                Age            Position
Robert Horn         43             Chairman, Chief Executive Officer and
                                   President
Kirk Johnson        42             Vice President, Secretary, Treasurer and
                                   Director
Frank Howard        50             Director

Robert Horn has been Chairman, Chief Executive Officer and President of WebQuest International Inc. since September 1997. From June 1995 to August1997 he was employed as Executive Producer for Blue Sky Software, a San Diego computer and video game developer. From July 1988 to May 1995 he owned Bob Horn Productions, a commercial and industrial video production company. From 1984 to1988 he produced "San Diego at Large", a local television show for KFMB TV. Prior to that Mr. Horn was a middle linebacker for the San Diego Chargers and the San Francisco 49ers from 1976 to 1984. Mr. Horn was the subject of a chapter7 personal bankruptcy which became final on September 18, 1992.

 Kirk Johnson has been Vice President, Secretary, Treasurer and Director of the Company since October 1997. From 1981 to Oct 1997 he was active Chief Executive Officer and President of Nevada Johnson, Inc., a Nevada real estate and construction firm.

Frank Howard has been a Director since December 1997. Since 1989 he has been President and CEO of STI (Sales Technology, Inc.). From 1976 to 1989 he worked for Bently Nevada Corporation. His last position for Bently was as acting Vice President of Sales.

(b) There are no other significant employees.
(c) No family relationship exists between any officers, directors or employees.
(d) No officer or director is involved in any legal proceeding associated with bankruptcy, criminal offenses, court order or state securities violation which would prevent them from any business involvement.
(e)To the Company's knowledge, no persons have made any filings with respect to the Company under Section 16(a) of The Securities and Exchange Act of 1934 since the Company's Form 10SB was declared effective in October, 1998. However, the Company's stock has not yet begun trading and the Company anticipates that any required 16(a) filings will be made contemporaneous with or prior to the commencement of trading.



ITEM 10. EXECUTIVE COMPENSATION
     The Company has entered into a two year employment agreement with it's President and Chief Executive Officer Mr. Horn, effective September 29, 1997 providing for annual compensation of $120,000, and the issuance of options to purchase 400,000 shares of common stock at a price of $.116 per share. The options vest at the rate of 100,000 shares each September 23, commencing on September 23, 1997. The Agreement provides Mr. Horn shall be eligible for benefits under any health, life and retirement plan which may be established for all employees in the future. In the event of any termination without cause, all options become immediately vested and Mr. Horn shall be entitled to six months severance pay.

The Company has entered into a two year employment agreement with its Vice President, Secretary and Treasurer, Kirk Johnson, commencing on October 1, 1997 pursuant to which Mr. Johnson shall be paid $2,000 per week, or in lieu thereof, options to purchase 2,500 shares of common stock at a price of $.116 per share, for each week. Mr. Johnson elected to receive 30,000 share options in lieu of salary. In addition, Mr. Johnson was granted stock options to purchase 150,000 shares of common stock at a price of $.116 per share vesting one half on October 1, 1998 and the remainder on October 1, 1999. Mr. Johnson is also entitled to participate in any group medical or pension plan that may be implemented for all employees in the future.

Frank Howard receives $500 per month and $100 per meeting for his services as Director.



                        SUMMARY COMPENSATION TABLE

                                          Other                     All
Name and                                  Annual                    Other
Principal       Fiscal  Salary           Compen-  Options/  LTIP    Compen-
Position         Year     (1)    Bonus   sation     (#)    Payouts  sation

Bob Horn         1997        -       -        -   100,000       -      -
 CEO, Chairman,
 Pres.           1998  120,000       -        -   100,000       -      -
Kirk Johnson     1997        -       -        -         -       -      -
 Vice-President  1998  104,000       -        -    85,000       -      -




                     OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to the grant of options to purchase shares of Common Stock during the fiscal year ended September 30, 1998 to each person listed above in the executive officer Summary Compensation Table.

                     Number of     % of total
                    Securities      Options
                    Underlying     Granted to     Exercise or
                     Options       Employees in   Base Price     Expiration
Name                Granted (#)    Fiscal year    ($ / Shares)      Date

Bob Horn            400,000            51%        $00.116         09/23/03
Kirk Johnson        180,000            23%        $00.116         10/01/03
Michael Krell       200,000            26%        $00.80          09/30/98
Chris Turner          2,500             0%         $1.00          12/11/98

The options granted to Mike Krell and Chris Turner expired without being exercised.









            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES



                                            Securities          Value of
                                           Underlying        Unexercised in-
                                           Unexercised         the-Money
                Number of                 Options/SARS at   Options/Sars at
             Shares Acquired     Value      FY-End (#)         FY-End (#)
                   on           Realized    Exercisable/      Exercisable
                Exercise       Exercisable/ Unexercisable   Unexercisable(1)
                   (#)             ($)

Bob Horn, CEO    100,000         $88,400   100,000/200,000  $11,600/$23,200
Kirk Johnson,
 Vice President        0         $00.00    105,000/75,000   $12,180/$8700


        The Company issued Option to Purchase 200,000 shares of stock, restricted under Rule 144, to Kirk Johnson on December 14, 1998 at $1.00 per share, issued immediately and vested upon issuance in lieu of interest for bridge loans to WebQuest and delays in issuance of Mr. Johnson's salary.

        In accordance with the Securities and Exchange Commission's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purpose of this table, fair market value is deemed to be $1.00 per share as of September 30, 1998

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Management The following table sets forth certain information regarding the Company's common stock, par value $.001 ("Common Stock") beneficially owned as of August 24, 1998 for each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, each of the Company's directors, each named executive officer (as defined in Item 402(a)(2) of Regulation S-B), and all executive officers and directors as a group.

At August 24, 1998 there were 4,059,601shares of Common Stock outstanding. Except as specifically set forth in the notes below, the table does not give effect to (a) the exercise of warrants to purchase 441,125 shares of Common Stock and (b) the exercise of options to purchase an aggregate of 371,666 shares of Common Stock.

Stockholder                   Number Of Shares         Percentage

Bob Horn (1)                         205,000                 4.9%
1662 N. Hwy 395, Suite 203
Minden, NV 89423

Kirk Johnson)(2)                     373,554                 9.0%
1662 N. Hwy 395, Suite 203
Minden, NV 89423

Frank Howard(3)                        7,500                 2.0%
1662 N. Hwy 395, Suite 203
Minden, NV 89423

Greg & Jeannie Johnson(4)            474,249                11.7%
2241 Park Place Suite E
Minden, NV 89423

Dr. Jack Kelly(4)                    878,138                21.6%
75 Pringle Way Suite 1009
Reno, NV 89502

Darin Murphy                         679,943                16.7%
4465 Juniper Trail
Reno, NV 89509

HomeSeekers.com, Inc.(4)             700,000                17.2%
2241 Park Place Suite E
Minden, NV 89423

Topaz Limited/
Octagon Worldwide, LTD(5)            523,616                12.3%
Southfield Park Tower II, Suite 100
12835 East Arapahoe Rd.
Englewood, CO 80112

All directors and officers as a
group (three people)                 586,054                13.7%

(1) Includes currently exercisable options to purchase 200,000 shares of common stock. See Item 6, "Executive Compensation."
(2) Includes currently exercisable options to purchase 105,000 shares of common stock. See Item 6, " Executive Compensation."
(3) Includes 2,500 shares issuable upon exercise of warrants.
(4) HomeSeekers.com, Inc., Inc., Inc. is a public corporation whose common stock is registered under Section 12(g) of the Securities Exchange Act of 1934. According to the public disclosure documents filed by HomeSeekers.com, Inc., Inc., Inc., Greg Johnson, John Giaimo, John C. Kelly, Douglas Swanson and William Tomerlin beneficially own more than 5% of HomeSeekers.com, Inc., Inc., Inc. common stock. The number of share listed above for Messrs. Johnson and Kelly do not include the shares owned by HomeSeekers.com, Inc., Inc., Inc. The Company owns 11,324 shares of HomeSeekers.com, Inc., Inc., Inc. common stock, which it received as partial finding of a 504 stock offering.
(5) The principals of Topaz Limited, a Bahamas International Business Company, are Merrill, Scott & Associates Limited, Director and president; Global Management Limited, Director and Secretary and Estate Planning Institute (Bahamas) Limited, Director. The Director of Merrill, Scott & Associates Limited and Estate Planning Institute is Pat Brody, whose address is Katherina Court, 101 East Hill Place, Market Street North, Nassau, Bahamas. The Director of Global Management Limited is David E. Ross, whose address is Katherina Court, 101 East Hill Place, Market Street North, Nassau, Bahamas. Includes warrants to purchase 100,000 Shares at $3.00 per share through November 18, 2000 and includes warrants to purchase 100,000 Shares at $2.00 per share through May 1, 2001.





ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Company has entered into a Licensing and Marketing Agreement with HomeSeekers.com, Inc., Inc., Inc., formerly NDS Software, Inc. as discussed under Part I, Item 1 - Business. HomeSeekers.com, Inc., Inc., Inc. owns 700,000 shares of Company's common stock, or 17.2% of the outstanding shares.

 The Company borrowed $10,000 and $100,000, respectively, on April 23,1997 and December 31, 1996 from Jack Kelly, the father of the Company's then President. The notes bear interest of 12% and are due on demand. The balance owed as of August 24, 1998 was $14,620.

 Kirk Johnson, the Company's Vice President, Secretary and Treasurer is the brother of Greg Johnson, also a holder of Common and Preferred Stock of the Company and the CEO of HomeSeekers.com, Inc.













ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


A) Index To Exhibits

3.2 Articles Of Incorporation for WebQuest International, Inc. dated April 17, 1997 (1)
3.2       Articles Of Merger for WebQuest International, Inc. dated May 12,
          1997(1)
3.3       By-laws for WebQuest International, Inc. dated April 18, 1997(1)
10.1 Licensing Agreement between NDS Software, Inc. and WebQuest International, Inc.(1)
10.2      Bob Horn Employment Agreement dated September 24, 1997(1)
10.3      Kirk Johnson Employment Agreement dated October 1, 1997(1)
10.4      Scavengernet Purchase Agreement dated October 9, 1998(2)
10.5      Atari Contract dated July 3, 1997 (2)
27        Financial Data Schedule


(1) Incorporated by reference to Exhibits with corresponding numbers from the Company's Form 10-SB Registration Statement, as amended, as filed with the Securities and Exchange Commission.
(2) Included with this document

B) Report on Form 8-k.
     None















                                SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       WEBQUEST INTERNATIONAL, INC.
                               (Registrant)


Date:     01/11/99                 By: /s/Bob Horn
                                   Bob Horn
                                   Chief Executive Officer and
                                   Director_______________________________

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:     01/11/99

By: /s/Bob Horn
Bob Horn
Chief Executive Officer and Director_____________________________
(principal executive officer)

By: /s/Kirk Johnson

Kirk Johnson
Vice-President and Director____________________________________
(principal financial and accouting officer)


By: /s/Frank Howard
Frank Howard
Director _____________________________________

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                      FINANCIAL STATEMENTS

                   SEPTEMBER 30, 1998 AND 1997































                 PRITCHETT, SILER & HARDY, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                                     PAGE

        -  Independent Auditor's Report                                  1


        -  Balance Sheets, September 30, 1998 and 1997               2 - 3


        -  Statements of Operations, for the year ended
             September 30, 1998 and from inception on
             November 5, 1996 through September 30,
             1998 and 1997                                               4


        -  Statement of Stockholders' Equity, from inception
             on November 5, 1996 through September 30, 1998          5 - 7


        -  Statements of Cash Flows, for the year ended
             September 30, 1998 and from inception on
             November 5, 1996 through September 30,
             1998 and 1997                                           8 - 9


        -  Notes to Financial Statements                           10 - 26

                  INDEPENDENT AUDITOR'S REPORT



Board of Directors
WEBQUEST INTERNATIONAL, INC.
Minden, Nevada

We have audited the accompanying balance sheets of Webquest International, Inc. [a development stage company] as of September 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the year ended September 30, 1998 and for the periods from inception on November 5, 1996 through September 30, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webquest International, Inc. as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the year ended September 30, 1998 and for the periods from inception through September 30, 1997 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 11 to the financial statements, the Company has current liabilities in excess of current assets, has incurred losses since inception and has not yet established profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

December 10, 1998
Salt Lake City, Utah

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                         BALANCE SHEETS


                             ASSETS





                                              September 30,
                                         ________________________
                                             1998         1997
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   4,682    $   9,321
  Marketable Securities, available-
    for-sale                                107,451            -
  Employee advances                             258            -
                                         ___________  ___________
        Total Current Assets                112,391        9,321
                                         ___________  ___________

PROPERTY AND EQUIPMENT, net                  21,875        5,716
                                         ___________  ___________
OTHER ASSETS:
  Software licensing rights, net            825,000      925,000
  Refundable deposits                         3,751            -
                                         ___________  ___________
        Total Other Assets                  828,751      925,000
                                         ___________  ___________
                                          $ 963,017    $ 940,037
                                         ___________  ___________

























                           [Continued]

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                         BALANCE SHEETS

                           [Continued]


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                              September 30,
                                         ________________________
                                             1998         1997
                                         ___________  ___________
CURRENT LIABILITIES:
  Accounts payable                        $  71,114    $ 140,896
  Advances - related parties                  6,500          300
  Notes payable - related parties            17,582       12,620
  Other accrued liabilities                 100,989       12,347
  Accrued dividends payable                  30,779            -
  Current portion - capital
    lease obligation                          2,420            -
                                         ___________  ___________
        Total Current Liabilities           229,384      166,163
                                         ___________  ___________

CAPITAL LEASE OBLIGATION, less
  current portion                             7,137            -
                                         ___________  ___________
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par
   value, 5,000,000 shares
   authorized, 396,000 and
   93,750 shares of 12% Series
   B convertible preferred
   stock issued and outstanding
   for which 500,000 shares
   have been authorized                         396           94
  Common stock, $.001 par
   value, 20,000,000 shares
   authorized, 4,258,618 and
   3,578,951 shares issued
   and outstanding                            4,259        3,579
  Capital in excess of par value          2,630,515    1,578,879
  Deficit accumulated during the
   development stage                     (1,548,718)    (459,001)
                                         ___________  ___________
                                          1,086,452    1,123,551
 Less: Receivable stock
        subscription                        (36,114)           -
       Deferred compensation expense
         in accordance with APB 25         (239,407)    (349,677)
       Unrealized (loss) - marketable
         securities                         (84,435)            -
                                         ___________  ___________
       Total Stockholders' Equity            726,496      773,874
                                         ___________  ___________
                                           $ 963,017    $ 940,037
                                         ___________  ___________









 The accompanying notes are an integral part of these financial statements.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                    STATEMENTS OF OPERATIONS

                                                      From Inception
                                                       on November 5,
                                  For the Year         1996 Through
                                     Ended       ________________________
                                  September 30, September 30, September 30,
                                      1998          1997           1998
                                   ___________   ___________   ___________

REVENUE                           $         -   $         -   $         -
                                   ___________   ___________   ___________

EXPENSES:
  Selling expense                     137,906       199,290       337,196
  General and administrative          661,671       253,382       915,053
  Compensation expense recorded
    in accordance with APB 25 for
    stock options issued below
    market value                      269,390         3,923       273,313
                                   ___________   ___________   ___________
        Total Expenses              1,068,967       456,595     1,525,562
                                   ___________   ___________   ___________
LOSS FROM OPERATIONS               (1,068,967)     (456,595)   (1,525,562)
                                   ___________   ___________   ___________
OTHER INCOME (EXPENSE):
  Gain on sale of marketable
    securities                         13,363             -        13,363
  Interest expense                     (3,334)       (2,406)       (5,740)
                                   ___________   ___________   ___________
        Total Other Income
          (Expense)                    10,029        (2,406)        7,623
                                   ___________   ___________   ___________

LOSS BEFORE INCOME TAXES           (1,058,938)     (459,001)   (1,517,939)

CURRENT TAX EXPENSE                         -             -             -

DEFERRED TAX EXPENSE                        -             -             -
                                   ___________   ___________   ___________

NET LOSS                          $(1,058,938)  $  (459,001)  $(1,517,939)

LESS:  PREFERRED DIVIDEND
  REQUIREMENTS                        (30,779)            -       (30,779)
                                   ___________   ___________   ___________
NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS             $(1,089,717)  $  (459,001)  $(1,548,718)
                                   ___________   ___________   ___________
LOSS PER COMMON SHARE             $   (.28)     $   (.21)     $   (.51)
                                   ___________   ___________   ___________






 The accompanying notes are an integral part of these financial statements.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

         FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                   THROUGH SEPTEMBER 30, 1998

                                                                  Deficit
                                                                Accumulated
                 Preferred Stock   Common Stock     Capital in   During the
                  ______________ __________________  Excess of  Development
                  Shares  Amount   Shares   Amount   Par Value      Stage
                  _______  ____  _________  _______  __________  __________
BALANCE,
  November 5,
  1996                  -  $  -          -  $     -  $        - $         -

Issuance of
  2,438,333
  shares common
  stock for cash,
  January 1997,
  at $.123 per
  share                 -     -  2,438,333    2,438     297,562           -

Issuance of
  116,667
  shares common
  stock for
  services,
  January 1997,
  at $.116
  per share             -     -    116,667      117      13,417           -

Recapitalization
  of Phaser,
  issuance of
  200,201 shares
  of common stock
  for Phaser
  stock, May
  1997                  -     -    200,201      200      (2,282)          -

Issuance of
  93,750 shares
  preferred and
  common stock
  for cash,
  March through
  September
  1997, at
  $1.00 per
  share            93,750    94     93,750      941      87,312           -

Issuance of
  30,000
  shares common
  stock for
  services,
  August 1997,
  at $1.00
  per share             -     -     30,000       30      29,970           -

Issuance of
  700,000
  shares common
  stock for
  licensing
  agreement,
  at $1.00
  per share,
  September 1997        -     -    700,000      700     699,300           -

Granting of
  options to
  acquire 400,000
  shares of
  common stock
  at below
  market value.
  Compensation
  expense
  calculated in
  accordance with
  APB 25.               -     -          -        -     353,600           -

Net loss for the
  period ended
  September 30,
  1997                  -     -          -        -           -    (459,001)
                  _______  ____  _________  _______  __________  __________
BALANCE,
  September 30,
  1997             93,750  $ 94  3,578,951  $ 3,579  $1,578,879 $  (459,001)

Issuance of
  251,000
  shares
  preferred
  and common
  stock for
  cash, October,
  1997 through
  September,
  1998 at
  $1.00 per
  share           251,000   251    251,000      251     501,498           -





                           [Continued]

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

         FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                   THROUGH SEPTEMBER 30, 1998

                           [Continued]

                                                                  Deficit
                                                                Accumulated
                  Preferred Stock   Common Stock     Capital in  During the
                  ______________ __________________  Excess of  Development
                  Shares  Amount   Shares   Amount   Par Value      Stage
                  _______  ____  _________  _______  __________  __________
Issuance of
  126,943
  shares
  preferred
  and common
  stock for
  non-cash
  consideration,
  July, 1998
  at $1.00 per
  share           126,943   127    126,943      127     253,632           -

Issuance of
  18,057
  shares
  preferred
  and common
  stock at
  $1.00 per
  share,
  accounted
  for as a
  subscription
  receivable,
  July to
  September,
  1998             18,057    18     18,057       18      36,078           -

Granting of
  options to
  an officer
  to acquire
  150,000
  shares of
  common stock
  at below
  market value.
  Compensation
  expense
  calculated
  in accordance
  with APB 25,
  October 1997          -     -          -        -     132,600           -

Granting of
  options to
  an officer
  to acquire
  30,000
  shares of
  common stock
  at below
  market value.
  Compensation
  expense
  calculated
  in accordance
  with APB 25,
  October 1997          -     -          -        -      26,520           -

Issuance of
  50,000
  shares common
  stock upon
  exercise of
  options by
  an officer,
  February
  1998, at
  $.116 per
  share                 -     -     50,000       50       5,750           -

Issuance of
  50,000
  shares common
  stock upon
  exercise of
  options by
  an officer,
  July 1998,
  at $.116
  per share             -     -     50,000       50       5,750           -

Issuance of
  5,000
  shares common
  stock to
  an officer
  for cash
  at $1.00
  per share,
  July, 1998            -     -      5,000        5       4,995           -











                           [Continued]

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

         FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                   THROUGH SEPTEMBER 30, 1998

                           [Continued]

                                                                  Deficit
                                                                Accumulated
                  Preferred Stock  Common Stock      Capital in  During the
                  ______________ __________________   Excess of Development
                  Shares  Amount  Shares    Amount    Par Value    Stage
                  _______  ____  _________  _______  __________  __________
Issuance of
  62,000
  shares common
  stock for
  consulting
  services at
  $1.00 per
  share, May,
  1998                  -     -     62,000       62      61,938           -

Issuance of
  shares of
  common stock
  for consultation,
  programming
  and other
  services
  rendered at
  $1.00 per
  share, to
  employees,
  officers and
  directors of
  the Company           -     -     22,898       23      22,875           -

Assumed mandatory
  conversion of
  Series B
  preferred
  stock during
  the period
  ended
  September 30,
  1998            (93,750)  (94)    93,750       94           -           -

Accrued
  preferred
  dividends
  for period
  ending
  September 30,
  1998                  -     -          -        -           -     (30,779)

Shares
  issued due
  to rounding           -     -         19        -           -           -

Net loss
  for the
  year ended
  September 30,
  1998                  -     -          -        -           -  (1,058,938)
                  _______  ____  _________  _______  __________  __________
BALANCE,
  September 30,
  1998            396,000  $396  4,258,618  $ 4,259  $2,630,515 $(1,548,718)
                  _______  ____  _________  _______  __________  __________



















  The accompanying notes are an integral part of this financial statement.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                   Increase (Decrease) in Cash

                                                        From Inception
                                                        on November 5,
                                  For the Year           1996 Through
                                     Ended        ________________________
                                 September 30,  September 30,  September 30,
                                      1998          1997           1998
                                  ___________    ___________    ___________
Cash Flows from Operating
  Activities:
   Net loss applicable to
     common stockholders         $ (1,089,717)  $   (459,001)  $ (1,548,718)
   Adjustments to
     reconcile net loss
     to net cash used by
     operating activities:
    Depreciation and
      amortization                    103,167         75,371        178,538
    Non-cash expense                   89,038         43,533        132,571
    APB 25 compensation
      recorded for stock
      options issued below
      market value                    269,390          3,923        273,313
    Changes in assets
      and liabilities:
      (Increase) in
        employee advances                (258)             -           (258)
      Increase in accounts
        payable                       (69,782)       140,896         71,114
      Increase in advances
        - related parties               6,200            300          6,500
      Increase in accrued
        liabilities                    88,642         12,347        100,989
                                  ___________    ___________    ___________
        Net Cash (Used) by
          Operating Activities       (603,320)      (182,631)      (785,951)
                                  ___________    ___________    ___________
Cash Flows from Investing
  Activities:
  (Increase) in
    refundable deposits                (3,751)             -         (3,751)
  Purchase of equipment               (19,326)        (6,087)       (25,413)
  Purchase of software
    licensing rights                        -       (300,000)      (300,000)
  Proceeds from marketable
    securities sales                   70,363              -         70,363
                                  ___________    ___________    ___________
        Net Cash Provided (Used)
          by Investing Activities      47,286       (306,087)      (258,801)
                                  ___________    ___________    ___________
Cash Flows from Financing
  Activities:
  Proceeds from notes payable          18,500        110,000        128,500
  Payments on notes payable           (16,152)       (97,380)      (113,532)
  Payments on capital lease
    obligation                           (332)             -           (332)
  Proceeds from preferred
    stock issuance                    251,000         93,750        344,750
  Proceeds from common
    stock issuance                    267,600        391,669        659,269
  Increase in accrued
    dividends payable                  30,779              -         30,779
                                  ___________    ___________    ___________
        Net Cash Provided by
          Financing Activities        551,395        498,039      1,049,434
                                  ___________    ___________    ___________
Net Increase (Decrease) in Cash        (4,639)         9,321          4,682

Cash at Beginning of Period             9,321              -              -
                                  ___________    ___________    ___________
Cash at End of Period            $      4,682   $      9,321   $      4,682
                                  ___________    ___________    ___________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the year and from inception for:
    Interest                     $        541   $        174   $        715
    Income taxes                 $          -   $          -   $          -
                           [Continued]

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

              STATEMENTS OF CASH FLOWS [Continued]

                   Increase (Decrease) in Cash

                           [Continued]

Supplemental schedule of Non-cash Investing and Financing
Activities:
  For the year ended September 30, 1998:
     The Company has accounted for 93,750 shares of common stock due to the mandatory conversion of 93,750 preferred shares.

     The Company has issued a total of 22,898 shares of common stock to employees, officers and directors for consultation, programming, or other services rendered, valued at $22,898.

     The Company issued 2,500 shares of common and 2,500 shares of preferred stock in payment of legal fees.

     The  Company  issued  124,443 shares of common  and  124,443
     shares   of   preferred  stock  for  non-cash  consideration
     consisting of marketable securities valued at $248,886.

     The Company issued a total of 18,057 shares of common and 18,057 shares of preferred stock valued at $36,114 and recorded a subscription receivable of $36,114.

     The Company issued 62,000 shares of common stock valued at $62,000 along with warrants to purchase 100,000 shares of common stock to another company for consulting services.

     The Company issued stock options to purchase 180,000 shares of common stock to an officer of the Company at below market value prices. Additional paid in capital of $159,120 was recorded, $92,638 in current compensation expense was recorded and $66,482 of deferred compensation expense (a reduction to stockholders' equity) was recorded.

     Amortization of deferred compensation on stock options granted prior to October 1, 1997, amounted to $176,752.

  For the period ended September 30, 1997:
     The Company issued a total of 700,000 shares of restricted common stock to a related entity in exchange for licensing rights valued at $700,000.

     The Company issued a total of 146,667 shares of restricted common stock in exchange for services rendered valued at $43,533.

     The Company issued stock options to purchase 400,000 shares of common stock to an officer of the
     Company at below market value prices. Additional paid in capital of $353,600 was recorded, $3,923 in current compensation expense was recorded and $349,677 of deferred compensation expense ( a reduction to stockholders' equity) was recorded.

     The Company issued a total of 200,201 shares of common stock in exchange for merger with Phaser valued at $(2,082).








 The accompanying notes are an integral part of these financial statements.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Nevada on November 5, 1996 as IPONG International, Inc., but subsequently reorganized with WebQuest International, Inc. (which was formed to serve as a vehicle for a reorganization of the Company). During April 1997, the Company entered into a plan and agreement of merger with Phaser Enterprises, Inc. ["Phaser"], a publicly held Utah corporation wherein the operations of the Company is the surviving entity. The Company is considered a development stage company as defined in SFAS No. 7. The Company is engaging in the business of developing and marketing an interactive game arcade, known as the iPONG Game Arcade on the Internet. The Company anticipates that it will derive revenue from the sale of advertising. The Company may also pursue other Internet related businesses.

  Comparative Financial Statements - Prior year financial statements of Phaser are not included because the reorganization with the Company has been accounted for as a recapitalization in a manner similar to a reverse purchase. Phaser was inactive prior to the reorganization and the operations of the Company are the on-going operations of the combined enterprise. Accordingly, the operations of Phaser prior to the date of reorganization have been eliminated.

  Marketable Securities - The Company's investments in marketable equity securities are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value under the caption "marketable securities" on the balance sheet, with the change in fair value during the period excluded from earnings and recorded as a separate component of equity. Fair value of the equity securities was determined on a specific identification basis in computing unrealized gain or loss.

  Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which ranges from three to seven years.

  Software  Licensing  Rights  - Software  licensing  rights  are
  stated  at  cost.   The  Company  is  amortizing  the  software
  licensing rights on a straight-line basis over ten-years (the original term of the agreement) [See Note 4].

  Income  Taxes  -  The  Company accounts  for  income  taxes  in accordance  with  Statement of Financial  Accounting  Standards
  No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

  Dividend Policy - The Company has not paid any dividends on common stock to date and does not anticipate paying dividends on common stock in the foreseeable future. The Company has a dividend requirement with respect to its preferred stock [See
  Note 7].

  Revenue Recognition - The Company plans to receive revenues from advertising but has not yet generated any revenues.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Earnings (Loss) Per Share - Effective for the year ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which requires the Company to present basic earnings (loss)
  per  share  and  dilutive earnings (loss) per  share  when  the effect is dilutive. There was no effect on the financial statements for the change in accounting principle [See Note 14].

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards.

  Reverse Stock Split - In connection with the recapitalization, Phaser reverse split its outstanding common stock on the basis of 1 share issued for each 27 shares previously outstanding. The financial statements have been restated to reflect the common stock split for all periods presented.

  Reclassification  of  Financial  Statements  -  The   financial
  statements for all periods presented have been reclassified to conform to the titles and headings used in the September 30, 1998 financial statements.

  Recently Enacted Accounting Standards - In June 1997, SFAS Nos. 130, "Reporting Comprehensive Income" and 131, "Disclosures about Segments of an Enterprise and Related
  Information" were issued. SFAS No. 130 requires that all items that are required to be recognized as comprehensive income be reported in a financial statement that is displayed with the same prominence as the other financial statements.
  SFAS No. 131 sets standards for reporting information about operating segments in the financial statements. SFAS No. 131 also sets standards for the disclosures about products, major customers, and geographical areas. SFAS No. 132 provides for disclosures about pensions and other post-retirement benefits. Although such statements are not effective until fiscal years beginning after December 15, 1997, had such statements been adopted for the periods presented, their effect on the financial statements would not have been significant. SFAS No. 133 dictates the accounting standards for Derivative Instruments and Hedging Activities and is effective for fiscal years beginning after June 15, 1999. SFAS No. 134 relates to Mortgage Backed Securities and has no applicability to the Company. Had such SFAS statements been adopted for the periods presented, their effect on the financial statements would not have been significant.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - RECAPITALIZATION

  The Company was organized on November 5, 1996 as IPONG International, Inc. and subsequently reorganized with Webquest International, Inc. (which was formed to serve as a vehicle for a reorganization of the Company). During April 1997, the Company entered into a plan and agreement of merger with Phaser Enterprises, Inc., a public corporation, wherein Webquest International, Inc. was the surviving entity. The transaction has been accounted for as a recapitalization of the Company. The operations of Phaser are included only from the date of recapitalization. Accordingly, the previous operations and retained deficits of Phaser prior to the date of reorganization have been eliminated. In anticipation of the reorganization, Phaser effected a reverse stock split on the basis of 1 share issued for each 27 shares previously outstanding. The former shareholders of Phaser held approximately 200,201 shares of common stock immediately after the reorganization.

NOTE 3 - MARKETABLE SECURITIES

  During the year ended September 30, 1998, the Company accepted 53,924 shares of marketable securities valued at $248,886 in an entity, which is a shareholder of the Company, for the purchase of 124,443 shares of common and preferred stock of the Company. During the year ended September 30, 1998, the Company sold 12,000 shares of the marketable securities for
  $70,363 and realized a gain of $13,363. As of September 30, 1998 the remaining marketable securities have a value of $107,451 and the Company has recorded an unrealized loss on such securities of $84,435, which was subtracted from stockholders' equity.

NOTE 4 - SOFTWARE LICENSE RIGHTS

  Licensing and Marketing Agreement - During December 1996, the Company paid $300,000 for an option to acquire licensing rights to an interactive advertising game for use on the
  Internet. On January 5, 1997, the Company exercised its option and entered into a licensing and marketing agreement (with technical support) with a Nevada corporation, Homeseekers.com, Inc. (formerly, NDS Software, Inc.), that owns the software rights. The license agreement has a ten-
  year term, which automatically renews for an additional ten-year term, and allows the Company to develop, use, and market the product on an exclusive basis. Licensing rights are capitalized and amortized on a ten-year basis (the original life of the agreement). Database management costs (including programming costs) are expensed as incurred and amounted to $102,462 and $194,290 for the year and period ended September 30, 1998 and 1997. As consideration for this agreement the Company agreed: i) to pay $58,333 per month for a year, commencing January 5, 1997. During September 1997, the Company issued 700,000 shares of restricted common stock at an agreed upon value of $700,000 (or $1.00 per share) for full consideration of the one year, $58,333 per month payment. ii) to pay 7% of gross revenues for the first year after the live date (April 1, 1998), 10% of gross revenues for the second year after the live date, and 15% thereafter. iii) to pay $20,000 per month commencing at the live date for "website" fees to the Nevada corporation. During July 1998, the payment of $20,000 per month was amended to a pro-rata charge for services. and iv) to pay $125 per hour for Webpage development, website changes or customization, and management consulting, plus $0.50 per question for question development to the Nevada corporation for technical support. Upon merger with IPONG International, Inc. on April 18, 1997, Webquest assumed the rights and obligations to this agreement. Homeseekers.com, Inc. is considered to be an affiliate of the Company because it has the same controlling shareholders as the Company.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SOFTWARE LICENSE RIGHTS [Continued]

  The  following is a summary of software licensing rights  -  at cost,  less accumulated amortization as of September  30,  1998 and 1997:

                                      1998           1997
                                 ___________    ___________
          Cash paid for
            licensing rights    $    300,000   $    300,000
          Stock issued for
            licensing rights         700,000        700,000
                                 ___________    ___________
                                   1,000,000      1,000,000
           Less: accumulated
             amortization           (175,000)       (75,000)
                                 ___________    ___________
                                    $825,000       $925,000
                                 ___________    ___________

  Amortization  expense for the year and period  ended  September
  30,   1998   and   1997  amounted  to  $100,000  and   $75,000,
  respectively.

  Non-exclusive License Agreement - On July 3, 1997, the Company entered into a non-exclusive licensing agreement with a Delaware corporation, Atari-JTS Corp. that owns the software, programs, trade names, trademarks, promotional material, and intellectual property for use on the Internet. The agreement with the Company has a five year term, which is renewable for an additional five years if minimum royalty fees received are at least $400,000 over the five year period, and allows the Company to license and use the game (Pong) in connection with its "website" on a non-exclusive basis. As consideration for this agreement the Company paid a $5,000 non-refundable execution of agreement fee. The Company also agreed to pay a quarterly 1/10 of one cent ($.001) royalty fee for each player who accesses Pong; with a base amount of $5,000 per quarter to the Delaware corporation if the number of Pong players fails to exceed 5,000,000 in each quarter. Royalty fees are expensed as incurred. Royalty expense amounted to $23,333 and $5,000 for the year and period ended September 30, 1998 and 1997, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

  The  following  is  a summary of property and  equipment  -  at cost,  less accumulated depreciation as of September  30,  1998 and 1997:

                                      1998           1997
                                 ___________    ___________
         Office equipment           $ 13,299       $  2,357
         Computer equipment           12,114          3,730
                                 ___________    ___________
                                      25,413          6,087
           Less: accumulated
             depreciation             (3,538)          (371)
                                 ___________    ___________
                                    $ 21,875       $  5,716
                                 ___________    ___________

  Depreciation  expense for the year and period  ended  September
  30, 1998 and 1997 amounted to $3,167 and $371, respectively.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

  Notes payable consist of the following at September 30:

                                                         1998        1997
                                                       _________  _________
  Notes payable to a shareholder of the Company,
    annual compounding interest at 12%, due upon
    demand, unsecured                                 $   15,234 $   12,620

  Notes payable to a shareholder of the Company,
    interest at 10% and 12%, due upon demand,
    unsecured                                                294          -

  Note payable to a shareholder of the Company,
    interest at 12%, due upon demand, unsecured               54          -

  Note payable to an entity related to a shareholder
    of the Company, annual compounding interest
    at 12%, due upon demand, unsecured                     2,000          -
                                                       _________  _________
                                                      $   17,582 $   12,620
                                                       _________  _________

  During June 1998, a shareholder of the Company loaned the Company $10,000, which bears interest at 12% and is payable upon demand. In connection with the note, the Company granted the lender warrants to purchase 20,000 shares of the Company's common stock at $1.00 per share at any time through June 11, 2001. During July 1998, the unsecured note payable, plus interest amounting to $155, was paid in full.

NOTE 7 - CAPITAL STOCK

  Common Stock - During the year ended September 30, 1998, the Company made various issuances of common stock. A total of 22,898 shares were issued to employees, officers and directors for consultation, programming, or other services rendered. The stock was valued at $1.00 per share. The Company also issued 62,000 shares of common stock valued at $1.00 per share and 100,000 warrants to purchase common stock at $2.00 per share to an entity pursuant to a consultation agreement [See
  Note 13].

  During  the year ended September 30, 1998, an officer exercised options  to purchase a total of 100,000 shares of common  stock
  [See  Note  8].   The  same officer also paid  $5,000  cash  to
  acquire 5,000 shares of common stock.

  During January 1997, the Company issued 2,438,333 shares of its previously authorized, but unissued common stock to its initial shareholders. Total proceeds from the sale of stock amounted to $300,000 (or $.123 per share). During September 1997, the Company issued 700,000 shares of common stock to an affiliated company for software licensing rights, which were valued at $700,000 (or $1.00 per share). During January 1997, the Company issued 116,667 shares of common stock for services rendered which were valued at $13,534 (or $.116 per share). Also, during August 1997, the Company issued 30,000 shares of common stock for services rendered which were valued at $30,000 (or $1.00 per share).

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK [Continued]

  Public Offering - During the period from March through September 1997, the Company sold 93,750 shares of common stock and 93,750 shares of series B preferred stock pursuant to a public offering. From October 1997 through September 1998, the Company sold an additional 396,000 shares of common and preferred stock. This offering was registered by qualification in the State of Utah and was made in reliance on Rule 504 of Regulation D under the Securities Act of 1933. An offering price of $10,000 per unit was arbitrarily determined by the Company and the sales agent. Each unit sold consisted of 5,000 shares of common stock, 2,500 warrants to purchase common stock and 5,000 shares of Series B 12% convertible preferred stock. Total proceeds from the stock sold through September 30, 1997 amounted to $187,500. Proceeds from the subsequent sales through September 1998 amounted to $792,000. The warrants are exercisable at $7.50 per share commencing July 11, 1999 and continuing until July 11, 2000. The warrants are subject to redemption by the Company at $.01 per warrant provided the common stock of the Company has traded at a price of more than $10.00 for 10 consecutive days concluding within any 20 consecutive day period immediately prior to the date the Company has provided notice of such redemption. Included in the above sales are 2,500 shares of common and preferred stock, which were issued for legal fees and 124,443 shares of common and preferred stock, which were issued for marketable securities [See Note 3].

  Stock Subscriptions - During the year ended September 30, 1998 the Company issued a total of 18,057 shares of common stock and 18,057 shares of preferred stock, pursuant to its public offering (see above), where the stock was issued but the consideration has not yet been received. Management believes the consideration will be received in full and has recorded an account receivable for the consideration amounting to $36,114. The subscription receivable has been reflected in the financial statements as a reduction to stockholders' equity.

  Warrants - At September 30, 1998, the Company had 244,875 warrants to purchase common stock outstanding that were issued in conjunction with the public stock offering (see above). The warrants are exercisable at $7.50 per share and are subject to redemption by the Company at $.01 per share under the conditions explained above (See Public Offering). As of September 30, 1998, none of the warrants have been exercised.

  Also at September 30, 1998, the Company had an additional 320,000 warrants outstanding to purchase common stock at prices ranging from $1.00 to $3.00 per share and expiring through June 1, 2001 that were issued in conjunction with the Company obtaining financing and for consulting services [See Notes 10 and 13, respectively]. As of September 30, 1998, none of the warrants have been exercised.

  Preferred Stock - The Company authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK [Continued]

  Series B Convertible Preferred Stock - The Company authorized 500,000 shares of preferred stock to be designated as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock pays dividends at the rate of 12% and is fully cumulative. The Series B Convertible Preferred Stock shall be entitled to receive dividends, commencing December 1, 1998, at an annual rate of 12% per share out of the funds legally available and to the extent declared by the Board of Directors. The dividends shall be payable in semi-annual installments on December 1 and June 1 commencing December 1, 1998. The dividends may be paid either in cash, in common stock of the corporation or a combination thereof. The Series B Convertible Preferred Stock will be automatically converted to one (1) share common stock one year from the date of issuance. The holders of Series B Convertible Preferred Stock shall be entitled to one (1) vote for each share of Series B Convertible Preferred Stock held. As of September 30, 1998, the Company has accrued preferred dividends of $30,779. During the year ended September 30, 1998, 93,750 shares of preferred stock have been accounted for as converted to 93,750 shares of common stock due to the automatic conversion of preferred to common at one year from date of issuance.

NOTE 8 - STOCK OPTIONS

  During September 1997, the Company granted options to an officer of the Company to purchase 400,000 shares of common stock at $.116, which was below the current market value of $1.00 per share. Total compensation expense (in accordance with APB 25) of $353,600 has been calculated with $3,923 being recorded as a compensation expense through September 30, 1997 and $176,752 for the year ended September 30, 1998. The deferred portion of $172,925 as of September 30, 1998, is recorded as a reduction to stockholders' equity. During February 1998, the officer exercised 50,000 options for $5,800 or $.116 per share. During July 1998, the officer exercised an additional 50,000 shares for $5,800 or $.116 per share.

  During October 1997, the Company granted options to the Vice-President of the Company to purchase 150,000 shares of common stock at $.116, which was below the current market value of $1.00 per share. Total compensation expense (in accordance with APB 25) of $132,600 has been calculated with $66,118 being recorded as compensation expense for the year ended September 30, 1998. The deferred portion of $66,482 as of September 30, 1998, is recorded as a reduction to stockholders' equity.

  During November 1997, the Company granted options to the Vice-President of the Company to purchase 30,000 shares of common stock at $.116, which was below the current market value of $1.00 per share. The options were issued in lieu of salary for services rendered during October and November 1997. Total compensation expense (in accordance with APB 25) of $26,520 has been recorded as of November 1997.

  During August 1998, the Company granted 200,000 options to purchase the Company's stock at $.80 per share in connection with an employment agreement [See Note 10]. During September 1998, the individual ended his employment and all 200,000 options were canceled.

  During September 1998, the Company granted 2,500 options to purchase the Company's common stock at $1.00 per share in connection with an employment agreement [See Note 10]. Subsequent to the year ended September 30, 1998, the employee ended his employment and the 2,500 options were cancelled.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTIONS [Continued]

  A   summary  of  the  status  of  the  options  granted   under
  agreements at September 30, 1998 and 1997, and changes during the year and period then ended are presented in the table below:

                                        1998              1997
                             ______________________  ______________________
                                          Weighted                 Weighted
                                          Average                  Average
                              Shares      Exercise    Shares       Exercise
                                           Price                    Price
                             __________  __________  __________  __________
      Outstanding at
        beginning of
        period                  400,000  $     .116           -  $        -
      Granted                   382,500        .479     400,000        .116
      Exercised                (100,000)       .116           -           -
      Forfeited                (200,000)       .80            -           -
      Canceled                        -           -           -           -
                             __________  __________  __________  __________
      Outstanding at
        end of
        period                  482,500        .12      400,000  $     .116
                             __________  __________  __________  __________
      Exercisable at
        end of
        period                  130,313        .117     100,000  $     .116
                             __________  __________  __________  __________
      Weighted average
        fair value of
        options granted         382,500         .52     400,000  $     .88
                             __________  __________  __________  __________

  The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants during the year and period ended September 30, 1998 and 1997: risk-free interest rate of 5.6% and 6.1%, expected dividend yield of zero, expected lives of 4 and 5 years and expected volatility of 167% and 225%.

  A summary of the status of the options outstanding under agreements at September 30, 1998 is presented below:

                   Options Outstanding             Options Exercisable
          _____________________________________  ________________________
                         Weighted-
                          Average     Weighted-                 Weighted-
Range of                 Remaining     Average                   Average
Exercise     Number     Contractual   Exercose       Number     Exercise
 Prices   Outstanding      Life        Price      Exercisable    Price
________  __________    __________   __________   __________   __________
$   .116     480,000      5 years    $     .116      130,000   $     .116
$  1.00        2,500      3 years    $    1.00           313   $    1.00

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTIONS [Continued]

  The Company accounts for options agreements under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Had compensation cost for these options been determined, based on the fair value at the grant dates for awards under these agreements, consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have been the proforma amounts as indicated below:

                                                 From Inception
                             Year EndedPeriod Ended Through
                            September  30,September  30,September
  30,
                                         1998         1997         1998
                                      ___________  ___________  ___________
  Net Loss applicable to
   common  stockholders   As reported $(1,089,717) $  (459,001) $(1,548,718)
                          Proforma    $(1,089,717) $  (459,001) $(1,548,718)

  Earnings per Share      As reported $   (.28)    $    (.21)   $   (.51)
                          Proforma    $   (.28)    $    (.21)   $   (.51)

NOTE 9 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At September 30, 1998 and 1997, the total of all deferred tax assets was $460,396 and $164,298 and the total of the deferred tax liabilities was $80,378 and $118,890. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $380,018 and $45,408 as of September 30, 1998 and 1997, which has been offset against the deferred tax assets. The net change in the valuation allowance during the years ended September 30, 1998 and 1997 amounted to approximately $334,610 and $45,408.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES [Continued]

  The   components   of  income  tax  expense   from   continuing
  operations  for  the years ended September 30,  1998  and  1997 consist of the following:

                                                       1997         1996
                                                  ___________   ___________
    Current income tax expense:
     Federal                                     $          -  $          -
     State                                                  -             -
                                                  ___________   ___________
      Net tax expense                                       -             -
                                                  ___________   ___________
    Deferred tax expense (benefit) arising from:
     Excess of tax over financial
       accounting depreciation                   $    (10,706) $     (8,258)
     Excess of tax over financial
       accounting compensation                        (10,512)            -
     Carryforward of excess contributions                (156)            -
     Deferred compensation - stock options            (38,513)      118,891
     Net operating loss carryforward                 (274,723)     (156,041)
     Valuation allowance                              334,610        45,408
                                                  ___________   ___________
      Net deferred tax expense                   $          -  $          -
                                                  ___________   ___________

  Deferred   income  tax  expense  results  primarily  from   the
  reversal of temporary timing differences between tax and financial statement income.

  A   reconciliation  of  income  tax  expense  at  the   federal
  statutory   rate  to  income  tax  expense  at  the   company's
  effective rate is as follows:

                                                      1998          1997
                                                  ___________   ___________
    Computed tax at the expected
      statutory rate                                  34.00%        34.00%
                                                  ___________   ___________
    State and local income taxes, net of
      federal benefit                                     -             -
    Other                                              (.22)         1.80
    Deferred compensation - stock options             (2.18)       (25.91)
    Valuation allowance                              (31.60)        (9.89)
                                                  ___________   ___________
    Income tax expense                                    -             -
                                                  ___________   ___________

  As of September 30, 1998 and 1997 the Company has net tax operating loss (NOL) carryforwards available to offset its future income tax liability. The NOL carryforwards have been used to offset deferred taxes for financial reporting purposes. The Company has federal NOL carryforwards of $1,266,953 that expire in 2012 and 2013.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES [Continued]

  The  temporary differences and carryforwards gave rise  to  the following deferred tax asset (liability) at September 30,  1998 and 1997:

                                                      1998          1997
                                                  ___________   ___________
        Excess of tax over book accounting
          depreciation                           $     18,964  $      8,258
        Excess of tax over book accounting
          compensation                                 10,512             -
        Contribution carryover                            156             -
        Deferred compensation - stock options         (80,378)     (118,891)
        Net operating loss carryover                  430,764       156,041

  As of September 30, 1998 and 1997 the deferred tax asset
  (liability) consisted of the following:
                                                      1998           1997
                                                  ___________   ___________
         Current deferred tax assets             $    460,396  $    164,298
         Deferred tax assets (liabilities)            (80,378)     (118,890)
                                                  ___________   ___________
                                                 $    380,018  $     45,408
                                                  ___________   ___________

NOTE 10 - RELATED PARTY TRANSACTIONS

  Notes Payable - During the year and period ended September 30, 1998 and 1997, the Company entered into several notes payable with shareholders and entities related shareholders of the Company [See Note 6]. i) a shareholder of the Company loaned the Company a total of $110,000 during the period ended
  September 30, 1997. The notes are due upon demand, bear interest at 12% compounding annually and have a remaining balance of $15,234 (of which $2,614 consists of compounded interest) and $12,620 as of September 30, 1998 and 1997, respectively. The Company has paid $0 and $174 interest and total unpaid interest for the year and period ended September 30, 1998 and 1997 totaled $1,367 and $2,232, respectively.
  ii) during October 1997 through April 1998, a shareholder of the Company loaned the Company a total of $11,500 of which $5,000 bears interest at 10% and $6,500 bears interest at12%. The notes are payable upon demand and have a remaining balance of $15 and $279 as of September 30, 1998. The Company has paid $15 and $279 interest and total unpaid interest for the year ended September 30, 1998 totaled $1 and $10. iii) during June 1998, a shareholder of the Company loaned the Company $10,000, which bears interest at 12% and is payable upon demand. During July 1998, the unsecured note payable, plus interest amounting to $155, was paid in full. iv) during April 1998, a shareholder of the Company loaned the Company $5,000, which bears interest at 12% and is due upon demand. During the year ended September 30, 1998, the Company paid $92 in interest leaving an unpaid interest balance of $2 and an unpaid principal balance of $55 as of September 30, 1998. v) during April 1998, an entity related to a shareholder of the Company loaned the Company $2,000. The note is due upon demand, bears interest at 12% compounding annually and has a remaining balance of $2,000 as of September 30, 1998. The unpaid interest amounted to $101 as of September 30, 1998.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS [Continued]

  During February 1998 through September 1998, a shareholder advanced the Company a total of $17,700. The advances are non-interest bearing and are due upon demand. As of September 30, 1998, the unpaid balance of the advances amounted to $6,200.

  Employment  Agreements  -  During the  year  and  period  ended
  September 30, 1998 and 1997, the Company entered into four employment agreements with officers and employees of the Company.

  The employment agreement for the Chief Executive Officer was effective as of September 22, 1997 and has a term of two years. The agreement provides for a base salary of $120,000 per year. The employee may terminate the agreement on 30 days notice. The agreement also provides for stock options to purchase 400,000 shares of registered common stock of the Company. Options to purchase 100,000 shares of common stock vest immediately while the remainder of the options vest at the rate of 100,000 shares on each yearly anniversary. There are no restrictions on the underlying common stock except for those imposed under Rule 144 of the Securities Act of 1933, as amended. Once vested the options are exercisable for a five-year period from the date of vesting whether or not the employee is still employed by the company. However, the employee must be employed by the company on the date of vesting or the options for that date will not vest. The options are exercisable at $.116 per share which is less than the current market value of the stock on the date the agreement took effect and the options were granted [See Note 7].

  The employment agreement for the position, which includes Vice-President, Secretary and Treasurer, was effective as of October 1, 1997 and has a term of two years. The agreement provides for a base salary of $2,000 per week ($104,000 per year) commencing December 1, 1997. For the period from October 1, 1997 through November 30, 1997 the employee received stock options as follows: 10,000 upon signing and 2,500 per week. The options vest on a monthly basis. At November 30, 1997, all 30,000 options received were fully vested. Beginning December 1, 1997, the employee can elect to receive options in lieu of cash salary at the rate of 2,500 options per week. The options will vest on a monthly basis. The employee may terminate the agreement on 30 days notice. No such election was made. The agreement also provided for stock options to be immediately granted to purchase 150,000 shares of registered common stock of the Company. Options to purchase 75,000 shares of common stock vest on October 1, 1998 while the remainder of the options (75,000 shares) vest on October 1, 1999. There are no restrictions on any of the underlying common stock except for those imposed under Rule 144 of the Securities Act of 1933, as amended. Once vested the options are exercisable for a five-year period from the date of vesting whether or not the employee is still employed by the company. However, the employee must be employed by the company on the date of vesting or the options for that date will not vest. The options are exercisable at $.116 per share which is less than the current market value of the stock on the date the agreement took effect and the options were granted [See Note 7].

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS [Continued]

  The employment agreement for the Director of Promotions was effective as of September 15, 1998 and is an at-will agreement. The agreement provides for a base salary of $45,000 per year, $150 per month vehicle allowance and commission on monthly revenues generated through advertising sales as follows: 10% on revenue up to the first 14,999 during each month (5% on revenue up to the first 10,000 and then 10% as stated from 10,001 to $14,999 during the first year),  14%  on  revenue from $15,000 to  $24,999  during  each month, 18% on revenue from $25,000 and above during each month. The agreement also provides for a 20% commission on net revenue generated by first time memberships to play iPONG head to head which are direct traceable sales efforts of employee. The agreement also provided for stock options to be granted to purchase 2,500 shares of the Company's common stock at an exercise price of $1.00 per share. The option vests each fiscal quarter during the employment at a rate of 313 shares per quarter with the first 313 shares vesting on September 30, 1998. Once vested the options are exercisable for a three-year period from the date of vesting unless the employee is no longer employed by the Company. Subsequent to the year ended September 30, 1998, the employee left the Company and the options were cancelled.

  The employment agreement for the Vice President of Marketing was effective as of August 3, 1998 and is an at-will agreement. The agreement provides for a base salary of $60,000 per year, $300 per month vehicle allowance and commission on monthly revenues generated through the marketing division as follows: 10% on revenue from 10,000 to 14,999 during each month, 14% on revenue from $15,000 to $24,999 during  each  month,  18%  on revenue from  $25,000  and  above during each month. The agreement also provided for stock options to be granted to purchase 200,000 shares of the Company's common stock at an exercise price of $.80 per share. The option vests each fiscal quarter during the employment at a rate of 12,500 shares per quarter with the first 12,500 shares vesting on September 30, 1998. Once vested the options are exercisable for a three-year period from the date of vesting unless the employee is no longer employed by the Company. During September 30, 1998, the employee left the Company and the options were cancelled.

  Office Space - Prior to September 30, 1997, the Company had no office facilities. Officers of the Company conducted the Company's business from their own residences or offices at no expense to the Company. During the year ended September 30, 1998, the Company rented one office facility from an affiliated company and two office facilities from unrelated parties [See Note 12].

  Related Entity - Certain officers or shareholders of the Company are also affiliated with an entity with whom the Company has a licensing and marketing agreement [See Note 4]. Cash of $300,000 and common stock valued at $700,000 was paid to the affiliated company for the licensing rights.

NOTE 11 - GOING CONCERN

  The Company was formed with a very specific business plan. However, the possibility exists that the Company could expend virtually all of its working capital in a relatively short time period and may not be successful in establishing on-going profitable operations. The financial statements do not contain any allowances, liabilities or other adjustments, which may need to be recorded if the Company is not successful in achieving profitable operations.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 11 - GOING CONCERN [Continued]

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception, has current liabilities in excess of current assets of $116,993 and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 12 - LEASE OBLIGATIONS

  Operating Leases - During September 1997 and effective October 1997, the Company entered into a month to month sublease for office space and telephone line access with the same affiliated company that the Company purchased the licensing rights from (and is performing the technical support), wherein the Company pays $400 per month. During June 1998, this sublease agreement was canceled. During October 1997, the Company entered into a one-year lease agreement for office space in Del Mar, California. The lease agreement calls for monthly rents of $550 and expires during October 1998. Subsequent to the year ended September 30, 1998, the Company extended the lease to a month by month basis at $580 per month [See Note 16]. During May 1998 and effective June 1998, the Company entered into a one-year lease agreement for office space in Minden, Nevada. The lease agreement calls for monthly rents of $815 and is for one year. Effective subsequent to the year ended September 30, 1998, the Company amended their lease agreement in Minden, Nevada [See Note 16]. Rent expense amounted to $13,060 and $0 for the periods ended 1998 and 1997, respectively.

  Capital Lease - The Company is the lessee of equipment under a capital lease expiring in 2001. The assets and liabilities under the capital lease were recorded at the fair value of the assets at the time of purchase, which was the lower of the present value of the minimum lease payments or the fair value of the assets at the time of purchase. The assets are amortized over the related lease term. Amortization expense amounted to $1,057 for the assets under the capital lease as of September 30, 1998 and the amortization expense has been included in depreciation expense for the year ended September 30, 1998.

  Equipment at September 30, 1998 and 1997 under capital lease obligations is as follows:

                                                          1998
                                                      ___________
         Office equipment                            $      9,889
         Less:  accumulated amortization                   (1,057)
                                                      ___________
                                                     $      8,832
                                                      ___________

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 12 - LEASE OBLIGATIONS [Continued]

  Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

  Future minimum lease payments for the year ended September 30:

            Year Ended September 30,                      Lease Payments
            _______________________                        ___________
                      1999                                $      5,620
                      2000                                       5,620
                      2001                                       4,684
                      2002                                           -
                      2003                                           -
                                                           ___________
               Total future minimum lease payments        $     15,924
               Less:  amounts representing interest
                 and executory costs                            (6,367)
                                                           ___________
               Present value of the future minimum
                 lease payments                                  9,557
               Less: lease current portion                      (2,420)
                                                           ___________
               Capital lease obligations - long term             7,137
                                                           ___________

NOTE 13 - CONSULTING AGREEMENTS

  During November 1997, the Company entered into a consulting agreement with a Colorado corporation in which the Colorado corporation will provide various consulting and financial public relations with broker-dealers, shareholders and members of the general public. This agreement has a term of one year and provides for monthly cash payments of $3,500 ($42,000 total).

  Also during November 1997, the Company entered into a consulting agreement with a British Virgin Island Corporation in which the British Virgin Island Corporation will develop, implement and maintain an on-going stock market support system that increases broker awareness of the Company's activities and stimulates investor interest in the Company. This agreement has a term of one year and provides for the issuance of a warrant to purchase 100,000 shares of the Company's common stock at a price of $3.00 per share, which for a three-year period are subject to piggyback registration rights. During May 1998, the Company entered into an additional agreement with the British Virgin Island Corporation in which the British Virgin Island Corporation will develop, implement and maintain an on-going stock market support system that increases broker awareness of the Company's activities and stimulates investor interest in the Company. This agreement has a term of one year and provides for the issuance of a warrant to purchase 100,000 shares of the Company's common stock at a price of $2.00 per share, which for a three-year period are subject to piggyback registration rights. The agreement also provides for the issuance of 62,000 shares of the Company's common stock valued at $62,000 (or $1.00 per share).

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 14 - EARNINGS (LOSS) PER SHARE

  The  following data show the amounts used in computing earnings
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the year ended September 30, 1998 and from inception on November 5, 1996 through September 30, 1998 and 1997:

                                                     From Inception on
                                                        November 5,
                                  For the               1996 Through
                                Year Ended      ___________________________
                                 September 30,  September 30,  September 30,
                                    1998         1997           1998
                                 ___________    ___________    ___________
    Income (loss) from
      continuing operations
      applicable to
      common  stock             $ (1,058,938)  $   (459,001)  $ (1,517,939)

     Less: preferred dividends       (30,779)             -        (30,779)
                                 ___________    ___________    ___________
    Income (loss) available
      to common stockholders
      used in earnings (loss)
      per share                 $ (1,089,717)  $   (459,001)  $ (1,548,718)
                                 ___________    ___________    ___________
    Weighted average number
      of common shares
      outstanding used in
      earnings (loss) per
      share during the period      3,852,383      2,150,469      3,045,568
                                 ___________    ___________    ___________

  Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive. The Company had at September 30, 1998, options and warrants to purchase 1,047,375 shares of common stock, at prices ranging from $.116 to $7.50 per share, that were not included in the computation of diluted earnings
  (loss) per share because their effect was anti-dilutive. The Company also has preferred stock outstanding at September 30, 1998, which is convertible into approximately 396,000 shares of common stock that was not included in the computation of diluted earnings (loss) per share as its effect was anti-dilutive.

NOTE 15 - CONCENTRATION OF RISK

  The Company's operations are currently dependent upon the use of software which is licensed from a related entity and from an unrelated entity [See Note 4]. In the event the Company is unable to renew these software licenses, when they expire, a disruption or termination of the Company's operations could occur. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 16 - SUBSEQUENT EVENTS

  Operating Leases - During October 1998, the Company extended the original lease in Del Mar, California. The lease extension is on a month by month basis with an increase in monthly rents to $580. During September 1998 and effective November 1998, the Company amended the original lease in Minden, Nevada. The lease amendment calls for monthly rents of $1,204 and is for one year (which automatically renews for another year with a monthly rent increase of .75% or $1213).

  SCAVENGERnet - During October 1998, the Company entered into a purchase agreement with two individuals to purchase a game (with all rights, software, programs, source codes, copyrights, trade secrets, patent rights, and other applicable rights for use on the Internet) called SCAVENGERnet. As consideration for this purchase agreement the Company gave $5,000 down ($2,500 to each individual), $5,000 due on January 9, 1999 (an additional $2,500 to each individual), and 10,000 shares (5,000 shares of common stock to each individual) of its common stock valued at $10,000 or $1.00 per share.

  Notes Payable - On October 7, 1998, the Company entered into a note payable to an individual for $20,000. The note is due on February 7, 1999 and bears interest at 12% per annum. On October 28, 1998, the Company entered into an additional note payable to the same individual for $20,000. This note is due on November 28, 1998 and bears interest at 12% per annum. The Company is in default in regards to this note and is accruing a late penalty of 5,000 warrants, to purchase the Company's common stock at $1.00 per share, for every week the loan is delinquent.

  Warrants - In connection with the issuance of the note payable on October 28, 1998 to an individual, the Company granted warrants to purchase 20,000 shares of the Company's common stock at $1.00 per share through October 28, 2002.

  Options - During December 1998, the Company granted options  to the  Vice-President of the Company to purchase  200,000  shares
  of  common  stock  at  $1.00  per share.   These  options  vest
  immediately and expire in December 2003.