Form 10QSB
period 1998-12-31
WEBQUEST INTERNATIONAL INC
filed 1999-02-19
CIK 1061104

FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               (Mark One)

      [X ] Quarterly report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the quarterly period ended...12/31/98
                                   or
      [ ] Transition report pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

   For the transition period from October 1, 1998 to December 31, 1998

                    Commission file number 000-24355.

                      WebQuest International, Inc.
             (Exact name of registrant as specified in its charter)

                  Nevada                                  86-0894019
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

                       1662 N. Hwy 395, Suite 203
                             Minden NV 89403
                     (Address of principal executive offices)

                              775-782-0350
               (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such that the registrant was required to file such reports), and (2) has shorter period been subject to such filing requirements for the past 90 days.

                            Yes X     No_____

 As of December 31, 1998 there were 4,258,618 outstanding shares of the issuer's Common stock, $.001 par value, outstanding.

              Transitional Small Business Disclosure Format
                            Yes_____ No__X___

TABLE OF CONTENTS


Part I-Financial Information

   Item 1. Financial Statements.

       Unaudited Condensed Balance Sheets as of December 31, 1998
       and September 30, 1998

       Unaudited Condensed Statements of Operations for the three months ended December 31, 1998 and 1997

       Unaudited Condensed Statements of Comprehensive Income for the three months ended December 31, 1998 and 1997

       Unaudited Condensed Statements of Cash Flows for the three months ended December 31, 1998 and 1997

       Notes to Unaudited Condensed Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II Other Information
   Item 1. Legal Proceedings
   Item 2. Changes in Securities and Use of Proceeds
   Item 3. Defaults upon Senior Securities
   Item 4. Submission of Matters to a Vote of Security Holders
   Item 5. Other Information
   Item 6. Exhibits and Reports on Form 8-K

Signatures

                      PART  I-FINANCIAL INFORMATION

Item 1. Financial Statements.








                        WEBQUEST INTERNATIONAL, INC.
                        [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEETS

                                   ASSETS





                                       December 31,   September 30,
                                             1998         1998
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   76,569   $    4,682
  Marketable Securities, available-
    for-sale                                  40,119      107,451
  Employee advances                              558          258
                                         ___________  ___________
        Total Current Assets                 117,246      112,391
                                         ___________  ___________

PROPERTY AND EQUIPMENT, net                   24,578       21,875
                                         ___________  ___________
OTHER ASSETS
  Software licensing rights, net             800,000      825,000
  Refundable deposits                          3,751        3,751
                                         ___________  ___________
        Total Other Assets                   803,751      828,751
                                         ___________  ___________
                                          $  945,575   $  963,017
                                         ___________  ___________










                                 [Continued]

                        WEBQUEST INTERNATIONAL, INC.
                        [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEETS

                                 [Continued]


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                       December 31,   September 30,
                                             1998         1998
                                         ___________  ___________
CURRENT LIABILITIES:
  Accounts payable                       $    65,096   $   71,114
  Advances - related parties                     559        6,500
  Notes payable - related parties             59,410       17,582
  Other accrued liabilities                  157,852      100,989
  Accrued dividends payable                   40,553       30,779
  Current portion - capital
      lease obligation                         2,627        2,420
                                         ___________  ___________
        Total Current Liabilities            326,097      229,384
                                         ___________  ___________

CAPITAL LEASE OBLIGATION,
      less current portion                     6,398        7,137
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    302,500 and 396,000 shares of
    12% Series B convertible preferred
    stock issued and outstanding for which
    500,000 shares have been authorized          303          396
  Common stock, $.001 par value,
    20,000,000 shares authorized,
    4,352,118 and 4,258,618 shares
    issued and outstanding                     4,352        4,259
  Capital in excess of par value           2,630,515    2,630,515
  Deficit accumulated during the
    development stage                     (1,798,866)  (1,548,718)
                                         ___________  ___________
                                             836,304    1,086,452

  Less:Receivable stock subscription        (36,114)     (36,114)
       Deferred compensation expense
         in accordance with APB 25         (178,132)    (239,407)
       Unrealized (loss) - marketable
         securities                          (8,978)     (84,435)
                                         ___________  ___________
        Total Stockholders' Equity           613,080      726,496
                                         ___________  ___________
                                         $   945,575   $  963,017
                                         ___________  ___________





NOTE: The balance sheet at September 30, 1998 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these financial statements.

                        WEBQUEST INTERNATIONAL, INC.
                        [A Development Stage Company]


                UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                    For the
                                  Three Months       From Inception
                                     Ended           on November 5,
                                  December 31,        1996 Through
                             ________________________ December 31,
                                 1998       1997          1998
                             ___________ ___________  ___________

REVENUE                       $       -   $       -    $       -
                             ___________ ___________  ___________

EXPENSES:
  Selling expense                10,087      34,350      347,283
  General and administrative    249,965     149,933    1,165,018
  Compensation expense recorded
    in accordance with APB 25 for
    stock options issued below
    market value                      -      71,464      273,313
                             ___________ ___________  ___________
        Total Expenses          260,052     255,747    1,785,614
                             ___________ ___________  ___________
LOSS FROM OPERATIONS          (260,052)   (255,747)   (1,785,614)
                             ___________ ___________  ___________
OTHER INCOME (EXPENSE):
  Gain on sale of marketable
    securities                   21,957           -       35,320
  Interest income                    12           -           12
  Interest (expense)            (2,291)       (401)      (8,031)
                             ___________ ___________  ___________
        Total Other Income
          (Expense)              19,678       (401)       27,301
                             ___________ ___________  ___________

LOSS BEFORE INCOME TAXES      (240,374)   (256,148)   (1,758,313)

CURRENT TAX EXPENSE                   -           -            -

DEFERRED TAX EXPENSE                  -           -            -
                             ___________ ___________  ___________

NET LOSS                     $(240,374)  $(256,148)   $(1,758,313)

LESS:  PREFERRED DIVIDEND
  REQUIREMENTS                  (9,774)           -     (40,553)
                             ___________ ___________  ___________
NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS        $(250,148)  $(256,148)   $(1,798,866)
                             ___________ ___________  ___________
LOSS PER COMMON SHARE         $   (.06)   $   (.07)    $   (.56)
                             ___________ ___________  ___________




 The accompanying notes are an integral part of these financial statements.

                         WEBQUEST INTERNATIONAL, INC.
                        [A Development Stage Company]


              UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                    For the
                                  Three Months       From Inception
                                     Ended           on November 5,
                                  December 31,        1996 Through
                             ________________________ December 31,
                                 1998       1997          1998
                             ___________ ___________  ___________

NET LOSS                    $ (240,374)  $ (256,148) $(1,758,313)
                             ___________ ___________  ___________



OTHER COMPREHENSIVE INCOME:

  Unrealized holding gains
   (losses) on  Marketable
   securities  available
   For sale                     75,457           -         (8,978)

                             ___________ ___________  ___________

COMPREHENSIVE INCOME (LOSS)  $(164,917)  $ (256,148)  $ (1,767,291)
                             ___________ ___________  ___________






 The accompanying notes are an integral part of these financial statements.

                        WEBQUEST INTERNATIONAL, INC.
                        [A Development Stage Company]

                UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                       Net Increase (Decrease) In Cash

                                              For The
                                           Three Months     From Inception
                                               Ended        on November 5,
                                            December 31,     1996 Through
                                       ____________________  December 31,
                                          1998       1997         1998
                                       __________  _________    _________
Cash Flows from Operating Activities:
 Net loss applicable to
      common stockholders              $(250,148) $(256,148) $(1,798,866)
 Adjustments to reconcile
  net loss to net cash used
  by operating activities:
   Depreciation and amortization          26,739     25,509      205,277
   Non-cash expense                       63,103      3,000      195,674
   APB 25 compensation recorded
     for stock options issued
     below market value                        -     71,464      273,313
   Changes in assets
      and liabilities:
     (Increase) in employee advances        (300)         -         (558)
     Increase in accounts payable         (6,018)   (33,984)      65,096
     Increase in advances -
       related parties                    (5,941)       401          559
     Increase in accrued
       liabilities                         56,863     6,323      157,852
                                       __________  _________    _________
   Net Cash (Used) by
     Operating Activities               (115,702)  (183,435)    (901,653)
                                       __________  _________    _________
Cash Flows from Investing Activities:
  (Increase) in refundable deposits            -     (1,005)      (3,751)
  Purchase of equipment                   (4,442)    (7,042)     (29,855)
  Purchase of software licensing rights        -          -     (300,000)
  Proceeds from marketable
    securities sales                     142,789          -      213,152
                                       __________  _________    _________
    Net Cash Provided (Used) by
          Investing Activities           138,347     (8,047)    (120,454)
                                       __________  _________    _________
Cash Flows from Financing Activities:
  Proceeds from notes payable             40,000          -      168,500
  Payments on notes payable                    -          -     (113,532)
  Payments on capital lease obligation      (532)         -         (864)
  Proceeds from preferred stock issuance       -     93,500      344,750
  Proceeds from common stock issuance          -     93,500      659,269
  Increase in accrued dividends payable    9,774          -       40,553
                                       __________  _________    _________
   Net Cash Provided by
          Financing Activities            49,242    187,000    1,098,676
                                       __________  _________    _________
Net Increase (Decrease) in Cash           71,887     (4,482)      76,569

Cash at Beginning of Period                4,682      9,321            -
                                       __________  _________    _________
Cash at End of Period                   $ 76,569   $  4,839     $ 76,569
                                       __________  _________    _________





                                 [Continued]

                        WEBQUEST INTERNATIONAL, INC.
                        [A Development Stage Company]

                UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                       Net Increase (Decrease) In Cash

                                 [Continued]

                                              For The
                                           Three Months     From Inception
                                               Ended        on November 5,
                                            December 31,     1996 Through
                                       ____________________  December 31,
                                          1998       1997         1998
                                       __________  _________    _________

Supplemental Disclosures of
 Cash Flow information:
  Cash paid during the year
   and from inception for:
    Interest                           $    780    $    -       $  2,039
    Income taxes                       $      -    $    -       $      -


Supplemental schedule of Non-cash Investing and Financing Activities:
  For the period ended December 31, 1998 (Unaudited):
     None

  For the period ended December 31, 1997 (Unaudited):
     The Company issued 3,000 shares of common stock in exchange for programming costs valued at $3,000.

     The Company issued stock options to purchase 180,000 shares of common stock to an officer of the Company at below market value prices. Additional paid in capital of $159,120 was recorded, $43,095 in current compensation expense was recorded and $115,843 of deferred compensation expense (a reduction to stockholders' equity) was recorded.

     Amortization of deferred compensation on stock options granted prior to October 1, 1997 amounted to $28,369.











 The accompanying notes are an integral part of these financial statements.

                       WEBQUEST INTERNATIONAL, INC.
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1998 audited financial statements. The results of operations for the period ended December 31, 1998 is not necessarily indicative of the operating results for the full year.

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

  Software Licensing Rights - Software licensing rights are stated at cost. The Company is amortizing the software licensing rights on a straight-line basis over ten-years (the original term of the agreement) [See Note 3].

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

  Dividend Policy - The Company has not paid any dividends on common stock to date and does not anticipate paying dividends on common stock in the foreseeable future. The Company has a dividend requirement with respect to its preferred stock.

                        WEBQUEST INTERNATIONAL, INC.
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Revenue   Recognition  -  The  Company  plans  to  receive  revenues   from
  advertising but has not yet generated any revenues.

  Earnings (Loss) Per Share - The Company presents Earnings (Loss) Per Share according to Statement of Financial Accounting Standards (SFAS) No. 128
  "Earnings  Per  Share", which requires the Company to present  basic  earnings
  (loss) per share and dilutive earnings (loss) per share when the effect is dilutive.

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

                        WEBQUEST INTERNATIONAL, INC.
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - MARKETABLE SECURITIES

  At December 31, 1998, the Company held marketable securities with a market value of $40,119 in an entity, which is a shareholder of the Company. During the three months ended December 31, 1998, the Company recorded a realized gain on the sale of securities of $21,957 and also recorded an unrealized increase in the market value of the securities held during the period of $75,457.

NOTE 3 - SOFTWARE LICENSE RIGHTS

  Licensing and Marketing Agreement - During December 1996, the Company paid $300,000 for an option to acquire licensing rights to an interactive advertising game for use on the Internet. On January 5, 1997, the Company exercised its option and entered into a licensing and marketing agreement (with technical support) with a Nevada corporation, Homeseekers.com, Inc. (formerly, NDS Software, Inc.), that owns the software rights. The license agreement has a ten-year term, which automatically renews for an additional ten-year term, and allows the Company to develop, use, and market the product on an exclusive basis. Licensing rights are capitalized and amortized on a ten-year basis (the original life of the agreement). Database management costs (including programming costs) are expensed as incurred and amounted to $6,191 for the period ended December 31, 1998. As consideration for this agreement the Company agreed: i) to pay $58,333 per month for a year, commencing January 5, 1997. During September 1997, the Company issued 700,000 shares of restricted common stock at an agreed upon value of $700,000 (or $1.00 per share) for full consideration of the one year, $58,333 per month payment. ii) to pay 7% of gross revenues for the first year after the live date (April 1, 1998), 10% of gross revenues for the second year after the live date, and 15% thereafter. iii) to pay $20,000 per month commencing at the live date for "website" fees to the Nevada corporation. During July 1998, the payment of $20,000 per month was amended to a pro-rata charge for services. and iv) to pay $125 per hour for Webpage development, website changes or customization, and management consulting, plus $0.50 per question for question development to the Nevada corporation for technical support. Upon merger with IPONG International, Inc. on April 18, 1997, Webquest assumed the rights and obligations to this agreement. Homeseekers.com, Inc. is considered to be an affiliate of the Company because it has the same controlling shareholders as the Company.

  The following is a summary of software licensing rights - at cost, less accumulated amortization as of December 31, 1998:

                                                1998
                                            ___________
         Cash paid for licensing rights       $300,000
         Stock issued for licensing rights     700,000
                                            ___________
                                              1,000,000
         Less:  accumulated amortization      (200,000)
                                            ___________
                                              $800,000
                                            ___________

  Amortization expense for the periods ended December 31, 1998 and 1997 amounted to $25,000 and $25,000, respectively.

                        WEBQUEST INTERNATIONAL, INC.
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - SOFTWARE LICENSE RIGHTS [Continued]

  Non-exclusive License Agreement - On July 3, 1997, the Company entered into a non-exclusive licensing agreement with a Delaware corporation, Atari-JTS Corp. that owns the software, programs, trade names, trademarks, promotional material, and intellectual property for use on the Internet. The agreement with the Company has a five year term, which is renewable for an additional five years if minimum royalty fees received are at least $400,000 over the five year period, and allows the Company to license and use the game (Pong) in connection with its "website" on a non-exclusive basis. As consideration for this agreement the Company paid a $5,000 non-refundable execution of agreement fee. The Company also agreed to pay a quarterly 1/10 of one cent ($.001) royalty fee for each player who accesses Pong; with a base amount of $5,000 per quarter to the Delaware corporation if the number of Pong players fails to exceed 5,000,000 in each quarter. Royalty fees are expensed as incurred. Royalty expense amounted to $1,667 for the period ended December 31, 1998.

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

  Notes payable consist of the following at December 31:

                                                       1998
                                                    _________
  Notes payable to a shareholder of the Company,
    annual compounding interest at 12%, due upon
    demand, unsecured                               $ 17,062

  Notes payable to a shareholder of the Company,
    interest at 10% and 12% per annum, due upon
    demand, unsecured                                    294

  Note payable to a shareholder of the Company,
    interest at 12% per annum, due upon demand,
    unsecured                                             54

  Note payable to an entity related to a shareholder
    of the Company, annual compounding interest
    at 12%, due upon demand, unsecured                 2,000

  Note payable to an individual, interest at 12%
    per annum, due on February 7, 1999, unsecured
    and currently in default                          20,000

  Note payable to an individual, interest at 12%,
    per annum, due on November 28, 1998,
    unsecured and currently in default accruing a
    late penalty of 5,000 warrants to purchase the
    Company's common stock at $1.00 per share
    for every week the loan is delinquent.            20,000

                                                    _________
                                                    $ 59,410
                                                    _________

                        WEBQUEST INTERNATIONAL, INC.
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

  Series B Convertible Preferred Stock - The Company authorized 500,000 shares of preferred stock to be designated as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock pays dividends at the rate of 12% and is fully cumulative. The Series B Convertible Preferred Stock shall be entitled to receive dividends, commencing December 1, 1998, at an annual rate of 12% per share out of the funds legally available and to the extent declared by the Board of Directors. The dividends shall be payable in semi-annual installments on December 1 and June 1 commencing December 1, 1998. The dividends may be paid either in cash, in common stock of the corporation or a combination thereof. The Series B Convertible Preferred Stock will be automatically converted to one (1) share common stock one year from the date of issuance. The holders of Series B Convertible Preferred Stock shall be entitled to one (1) vote for each share of Series B Convertible Preferred
  Stock  held.   As  of  September 30, 1998, the Company has  accrued  preferred dividends of $30,779. During the year ended September 30, 1998, 93,750 shares of preferred stock have been accounted for as converted to 93,750 shares of common stock due to the automatic conversion of preferred to common at one year from date of issuance. During the three months ended December 31, 1998, 93,500 shares of preferred stock were accounted for as converted to common stock and $9,774 was accrued as dividends payable.

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

  Stock Options - During December 1998, the Company granted options to the Vice-President of the Company to purchase 200,000 shares of common stock at $1.00 per share. These options vest immediately and expire in December 2003.

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 1998, the total of all deferred tax assets was approximately $542,000 and the total of the deferred tax liabilities was approximately $80,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $462,000 as of December 31, 1998, which has been offset against the deferred tax assets. The net change in the valuation allowance during the period ended December 31, 1998 amounted to approximately $82,000.

                        WEBQUEST INTERNATIONAL, INC.
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS

  Notes Payable - During the three months ended December 31, 1998, the Company accrued a total interest of $1,498 on related party notes payable. At December 31, 1998 and September 30, 1998, related party notes payable amounted to $19,410 (of which $1,828 was an additional compounding of interest) and $17,582.

  During the three months ended December 31, 1998, the Company paid a total of $5,941 to a shareholder for non-interest bearing and due upon demand advances made to the Company. At December 31, 1998 and September 30, 1998, advances from a shareholder totaled $259 and $6,200.

  Employment Agreements - As of December 31, 1998, the Company had entered into four employment agreements with officers and employees of the Company.

  The employment agreement for the Chief Executive Officer was effective as of September 22, 1997 and has a term of two years. The agreement provides for a base salary of $120,000 per year. The employee may terminate the agreement on 30 days notice. The agreement also provides for stock options to purchase 400,000 shares of registered common stock of the Company. Options to purchase 100,000 shares of common stock vest immediately while the remainder of the options vest at the rate of 100,000 shares on each yearly anniversary. There are no restrictions on the underlying common stock except for those imposed under Rule 144 of the Securities Act of 1933, as amended. Once vested the options are exercisable for a five-year period from the date of vesting whether or not the employee is still employed by the company. However, the employee must be employed by the company on the date of vesting or the options for that date will not vest. The options are exercisable at $.116 per share which is less than the current market value of the stock on the date the agreement took effect and the options were granted.

  The employment agreement for the position, which includes Vice-President, Secretary and Treasurer, was effective as of October 1, 1997 and has a term of two years. The agreement provides for a base salary of $2,000 per week ($104,000 per year) commencing December 1, 1997. For the period from October 1, 1997 through November 30, 1997 the employee received stock options as follows: 10,000 upon signing and 2,500 per week. The options vest on a monthly basis. At November 30, 1997, all 30,000 options received were fully vested. Beginning December 1, 1997, the employee can elect to receive options in lieu of cash salary at the rate of 2,500 options per week. The options will vest on a monthly basis. The employee may terminate the agreement on 30 days notice. No such election was made. The agreement also provided for stock options to be immediately granted to purchase 150,000 shares of registered common stock of the Company. Options to purchase 75,000 shares of common stock vest on October 1, 1998 while the remainder of the options (75,000 shares) vest on October 1, 1999. There are no restrictions on any of the underlying common stock except for those imposed under Rule 144 of the Securities Act of 1933, as amended. Once vested the options are exercisable for a five-year period from the date of vesting whether or not the employee is still employed by the company. However, the employee must be employed by the company on the date of vesting or the options for that date will not vest. The options are exercisable at $.116 per share which is less than the current market value of the stock on the date the agreement took effect and the options were granted.

                        WEBQUEST INTERNATIONAL, INC.
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

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

  Office Space - Prior to September 30, 1997, the Company had no office facilities. Officers of the Company conducted the Company's business from their own residences or offices at no expense to the Company. During the period ended December 31, 1998, the Company rented two office facilities from unrelated parties.

  Related Entity - Certain officers or shareholders of the Company are also affiliated with an entity with whom the Company has a licensing and marketing agreement [See Note 3]. Cash of $300,000 and common stock valued at $700,000 was paid to the affiliated company for the licensing rights.

NOTE 8 - GOING CONCERN

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

                        WEBQUEST INTERNATIONAL, INC.
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - GOING CONCERN [Continued]

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception, has current liabilities in excess of current assets of $208,851 and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 9 - LEASE OBLIGATIONS

  Operating Leases - During October 1998, the Company extended the original lease in Del Mar, California. The lease extension is on a month by month basis with an increase in monthly rents to $580. During September 1998 and effective November 1998, the Company amended the original lease in Minden, Nevada. The lease amendment calls for monthly rents of $1,204 and is for one year (which automatically renews for another year with a monthly rent increase of .75% or $1,213).

NOTE 10 - CONSULTING AGREEMENTS

  During November 1997, the Company entered into a consulting agreement with a Colorado corporation in which the Colorado corporation will provide various consulting and financial public relations with broker-dealers, shareholders and members of the general public. This agreement has a term of one year and provides for monthly cash payments of $3,500 ($42,000 total). During November 1998, this agreement terminated and was not renewed.

  Also during November 1997, the Company entered into a consulting agreement with a British Virgin Island Corporation in which the British Virgin Island Corporation will develop, implement and maintain an on-going stock market support system that increases broker awareness of the Company's activities and stimulates investor interest in the Company. This agreement has a term of one year and provides for the issuance of a warrant to purchase 100,000 shares of the Company's common stock at a price of $3.00 per share, which for a three-year period are subject to piggyback registration rights. During November 1998, this agreement terminated and was not renewed. During May 1998, the Company entered into an additional agreement with the British Virgin Island Corporation in which the British Virgin Island Corporation will develop, implement and maintain an on-going stock market support system that increases broker awareness of the Company's activities and stimulates investor interest in the Company. This agreement has a term of one year and provides for the issuance of a warrant to purchase 100,000 shares of the Company's common stock at a price of $2.00 per share, which for a three-year period are subject to piggyback registration rights. The agreement also provides for the issuance of 62,000 shares of the Company's common stock valued at $62,000 (or $1.00 per share).

                        WEBQUEST INTERNATIONAL, INC.
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended December 31, 1998 and 1997 and from inception on November 5, 1996 through December 31, 1998:


                                      For The Three           From Inception
                                       Months Ended           on November 5,
                                __________________________    1996 Through
                                 December 31,  December 31,    December 31,
                                      1998         1997        1998
                                   ___________  ___________   ___________
    Income (loss) from continuing
      operations applicable to
      common stock                   (240,374)   $(256,148)  $(1,758,313)

    Less: preferred dividends          (9,774)           -       (40,553)
                                   ___________  ___________   ___________
    Income (loss) available to
      common stockholders used in
      earnings (loss) per share      (250,148)   $(256,148)  $(1,798,866)
                                   ___________  ___________  ___________
    Weighted average number of
      common shares outstanding
      used in earnings (loss) per
      share during the period       4,331,477    3,675,451     3,196,082
                                   ___________  ___________  ___________

 Dilutive earnings (loss) per share was not presented, as its effect is anti- dilutive.

NOTE 12 - CONCENTRATION OF RISK

  The Company's operations are currently dependent upon the use of software which is licensed from a related entity and from an unrelated entity [See
  Note 3]. In the event the Company is unable to renew these software licenses, when they expire, a disruption or termination of the Company's operations could occur. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                    -16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
     There were no revenues during the three months ending December 31, 1998. The company did receive income from the sale of stock.

     Operating expenses for the three months ending December 31, 1998 were $261,000 representing a 2% increase over the same period in 1997. This increase is due primarily to an increase in purchasing and shipping prizes.

     Net loss for Q1 FY98 is$241,000 or $(.06) per share decreased $16,000 from the net loss of $257,000 or $(.07)

Liquidity and Capital Resources
     Net cash used in operations during Q1FY98 116,000 was financed by the previous equity sales from the 504 private offering and through two loans totaling $40,000

     The Company's current financial conditions will carry the operations for approximately 60 days from the date of this report.

     The Company is conducting a private offering of convertible debt in which the Company is seeking to raise up to $1,500,000 and the minimum will be $500,000. The Company anticipates reaching the minimum in Q2FY99. There can be no assurance, however, that the Company will be successful in raising all or any significant portion of such amount.

     The acquisition of Scavengernet, an online scavenger hunt to be included in the Arcade by Q2FY99. Playing Scavengernet is simple, we email you a list of 20 items to find on the Internet (We don't even know if they exist!) Send us the URLs where you found them, first one who responds wins the GRAND PRIZE! Balance of the names go into a drawing for nine additional prizes.

     The multi player version of Power iPONG + with a Chat feature, which is currently in the Alpha testing stage and will be online for Beta testing Q2FY99.

     The iPONG Newsletter which will be available online to allow the use of graphics and banners for advertisers. It will also be archived with informative Special Features in each edition to encourage people to view past issues. Each newsletter will contain a link back to The Arcade and advertiser's banner ads.

     Additional click-through advertising spots now appear on various pages throughout the site, allowing players to visit advertisers without interruption of game play.

     Development of an online Survey Contest to encourage players to provide accurate demographics which are essential to attracting advertisers.

     Preparation of a comprehensive online Media kit and Rate Card to provide
potential    advertisers the information they need to determine the best level of advertising within the site.

     The  Company expects to have these enhancements completed by Q2FY99,

     The number of registered players has increased substantially in the past three months and numerous prizes have been awarded. The number of games played each week nearly doubled in the three months covered in this report.

     The Company plans to operate additional games in 1999, including OctiPong, Multi-player PONG, Multi-player Checkers and Multi-player Chess. WebQuest will continue to develop new games, license and adapt existing games and add more amenities, all the while enticing visitors to the iPONG The number of employees is expected to increase from four to eight.
The positions expected to be filled are Chief Financial Officer, Advertising Sales Rep, Administrative Assistant and Games Manager.

Impact of the Year 2000
     The Company does not anticipate any material adverse consequences to it's business or financial operations as a result of the Y2K bug.

                        PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
     The Company is not engaged in any legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.
     None

Item 3. Defaults Upon Senior Securities.
    The Company has accrued dividends on it's Preferred stock and expects
to pay it in the near           future.

Item 4. Submission of Matters to a Vote of Security Holders.
          None

Item 5. Other Information.

Effective as of January 31, 1999, Bob Horn resigned as an officer and director of the Company to pursue other interests. The Company's Board of Directors has elected Kirk Johnson, formerly the Vice President of the Company, to serve as President and Chief Executive Officer. Mr Johnson also continues to serve as the Company's Secretary and Treasurer and as a member of the Board Of Directors

Item 6. Exhibits and Reports on Form 8-K

    None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebQuest International, Inc.
 (Registrant)

/s/ Kirk Johnson
 ..............................................
Kirk Johnson
President, Chief Executive Officer
Secretary and Treasurer

February 19, 1999