Form 10QSB
period 1999-03-31
WEBQUEST INTERNATIONAL INC
filed 1999-05-14
CIK 1061104

FORM 10-QSB

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    (Mark One)

[X ] Quarterly report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

        For the quarterly period ended...3/31/99
                           or
[ ] Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

For the transition period from January 1, 1999 to March 31, 1999

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

                           Yes_X__   No_____

As of March 31, 1999 there were 4,382,118 outstanding shares of the issuer's Common stock, $.001 par value, outstanding.

          Transitional Small Business Disclosure Format
                           Yes_____ No__X___

TABLE OF CONTENTS


Part I. Financial Information

Item 1. Financial Statements

       Unaudited Condensed Balance Sheets, as of March 31, 1999
       and September 30 ,1998

       Unaudited Condensed Statements of Operations, for the three and six months ended March 31, 1999 and 1998, and from inception on November 5, 1996 through March 31, 1999

       Unaudited Condensed Statements of Comprehensive income, for the three and six months ended March 31, 1999 and 1998, and from inception on November 5, 1996 through March 31, 1999

       Unaudited Condensed Statements of Cash Flows, for the three and six months ended March 31, 1999 and 1998, and from inception on November 5, 1996 through March 31, 1999

       Notes to Unaudited Condensed Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II Other Information
   Item 1. Legal Proceedings
   Item 2. Changes in Securities and Use of Proceeds
   Item 3. Defaults upon Senior Securities
   Item 4. Submission of Matters to a Vote of Security Holders
   Item 5. Other Information
   Item 6. Exhibits and Reports on Form 8-K

Signatures

ITEM 1. FINANCIAL STATEMENTS

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS


                                    ASSETS


                                     March 31, September 30,
                                        1999        1998
                                    ___________  ___________
CURRENT ASSETS:
  Cash                                  $26,591     $  4,682
  Marketable Securities, available-
    for sale                                  -      107,451
  Employee advances                         258          258
                                    ___________  ___________
        Total Current Assets             26,849      112,391
                                    ___________  ___________

PROPERTY AND EQUIPMENT, net              23,171       21,875
                                    ___________  ___________
OTHER ASSETS:
  Software licensing rights, net        775,000      825,000
  Refundable deposits                     3,751        3,751
                                    ___________  ___________

        Total Other Assets              778,751      828,751
                                    ___________  ___________
                                    $   828,771  $   963,017
                                    ___________  ___________


























                                 [Continued]

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS

                                  [Continued]


                     LIABILITIES AND STOCKHOLDER'S EQUITY

                                          March 31,  September 30,
                                             1999         1998
                                         ___________  ___________
CURRENT LIABILITIES:
  Accounts payable                         $  89,204    $  71,114
  Advances - related parties                     559        6,500
  Notes payable - related parties            109,410       17,582
  Other accrued liabilities                  157,231      100,989
  Accrued dividends payable                   49,176       30,779
  Current portion - capital lease obligation   2,851        2,420
                                         ___________  ___________
        Total Current Liabilities            408,431      229,384
                                         ___________  ___________
CAPITAL LEASE OBLIGATION, less current
  portion                                      5,793        7,137
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,272,500 and
   396,000 shares of 12% Series B convertible
   preferred stock issued and outstanding
   for which 500,000 shares have been
   authorized                                    273          396
  Common stock, $.001 par value, 20,000,000
   shares authorized, 4,382,118 and
   4,258,618 shares issued and outstanding     4,382        4,259
  Capital in excess of par value           2,630,515    2,630,515
  Deficit accumulated during the
    development stage                    (2,066,319)  (1,548,718)
                                         ___________  ___________
                                             568,851    1,086,452

  Less: Receivable stock subscription       (36,114)     (36,114)
      Deferred compensation expense
        in accordance with APB 25          (118,190)    (239,407)
      Unrealized (loss) - marketable
        securities                                 -     (84,435)
                                         ___________  ___________
        Total Stockholders' Equity           414,547      726,496
                                         ___________  ___________
                                         $   828,771  $   963,017
                                         ___________  ___________



NOTE: The balance sheet at September 30, 1998 was taken from the audited financial statements at that date and condensed.

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                            For the Three         For the Six     From Inception
                            Months Ended          Months Ended    on November 5,
                              March 31,             March 31,      1996 Through
                        _____________________ _____________________  March 31,
                           1999       1998       1999       1998       1999
                        __________ __________ __________ __________ ____________
REVENUE                 $    1,000 $        - $    1,000 $        - $    1,000
                        __________ __________ __________ __________ ____________

EXPENSES:
  Selling expense           27,921     58,250     38,008     92,600      375,204
  General and
  administrative           222,083    400,560    472,049    550,493    1,387,102
  Compensation
    expense recorded
    in accordance with
    APB 25 for stock
    options issued below
    market value                 -    116,774          -    188,238      273,313
                       ___________ __________ __________ __________ ____________
        Total Expenses     250,004    575,584    510,057    831,331    2,035,619
                       ___________ __________ __________ __________ ____________
LOSS FROM OPERATIONS     (249,004)  (575,584)  (509,057)  (831,331)  (2,034,619)
                       ___________ __________ __________ __________ ____________
OTHER INCOME (EXPENSE):
  Gain (loss) on sale of
    marketable securities  (7,241)          -     14,743          -       28,106
  Interest income                9          -         21          -           21
  Interest (expense)       (2,620)    (1,098)    (4,911)    (1,499)     (10,651)
                       ___________ __________ __________ __________ ____________
        Total Other Income
          (Expense)        (9,852)    (1,098)      9,853    (1,499)       17,476
                       ___________ __________ __________ __________ ____________

LOSS BEFORE INCOME TAXES (258,856)  (576,682)  (499,204)  (832,830)  (2,017,143)

CURRENT TAX EXPENSE              -          -          -          -            -

DEFERRED TAX EXPENSE             -          -          -          -            -
                       ___________ __________ __________ __________ ____________
NET LOSS               $ (258,856) $(576,682) $(499,204) $(832,830) $(2,017,143)

LESS: PREFERRED DIVIDEND
  REQUIREMENTS             (8,623)   (26,070)   (18,397)   (26,070)     (49,176)
                       ___________ __________ __________ __________ ____________
NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS  $ (267,479) $(602,752) $(517,601) $(858,900) $(2,066,319)
                       ___________ __________ __________ __________ ____________
LOSS PER COMMON SHARE  $     (.06) $    (.16) $    (.12) $    (.24) $      (.62)
                       ___________ __________ __________ __________ ____________


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

            UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME


                            For the Three         For the Six     From Inception
                            Months Ended          Months Ended    on November 5,
                              March 31,             March 31,      1996 Through
                        _____________________ _____________________  March 31,
                           1999       1998       1999       1998       1999
                        __________ __________ __________ __________ ____________

NET LOSS                $(258,856) $(576,682) $(499,204) $(832,830) $(2,017,143)

OTHER COMPREHENSIVE
  INCOME (LOSS):

  Adjusted for realized
    gains on available
    for sale securities
    which were recognized
    in prior periods as
    unrealized holding
    losses on marketable
    securities available
    for sale                 8,978          -     84,435          -            -
                        __________ __________ __________ __________ ____________
COMPREHENSIVE INCOME
  (LOSS)                $(249,878) $(576,682) $(414,769) $(832,830) $(2,017,143)
                        __________ __________ __________ __________ ____________



























   The accompanying notes are an integral part of these unaudited condensed financial statements.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                        Net Increase (Decrease) In Cash

                            For the Three         For the Six     From Inception
                            Months Ended          Months Ended    on November 5,
                              March 31,             March 31,      1996 Through
                        _____________________ _____________________  March 31,
                           1999       1998       1999       1998       1999
                        __________ __________ __________ __________ ____________
Cash Flows from Operating
   Activities:
 Net loss applicable to
   common stockholders  $(267,453) $(203,760) $(517,601) $(459,908) $(2,066,319)
 Adjustments to reconcile
   net loss to net cash
   used by operating
   activities:
   Depreciation and
   amortization             26,696     25,557     53,435     51,066      231,973
   Non-cash expense       (54,057)      1,000      9,046      4,000      141,617
   APB 25 compensation
     recorded for stock
     options issued below
     market value          121,217     45,310    121,217    116,774      394,530
   Changes in assets and
     liabilities:
     (Increase) decrease
     in employee advances      300      (150)          -      (150)        (258)
     Increase (decrease)
       in accounts payable  24,108     26,822     18,090    (7,162)       89,204
     Increase (decrease) in
       advances -- related
       parties                   -      (401)    (5,941)          -          559
     Increase (decrease) in
       accrued liabilities   (621)     27,713     56,242     34,036      157,231
                        __________ __________ __________ __________ ____________
        Net Cash (Used)
          by Operating
          Activities     (149,810)   (77,909)  (265,512)  (261,344)  (1,051,463)
                        __________ __________ __________ __________ ____________
Cash Flows from Investing
 Activities:
 (Increase) in refundable
   deposits                      -          -          -    (1,005)      (3,751)
 Purchase of equipment       (289)          -    (4,731)    (7,042)     (30,144)
 Purchase of software
   licensing rights              -          -          -          -    (300,000)
 Proceeds from marketable
   securities sales         41,879          -    184,668          -      255,031
                        __________ __________ __________ __________ ____________
        Net Cash Provided
          (Used) by
          Investing
          Activities        41,590          -    179,937    (8,047)     (78,864)
                        __________ __________ __________ __________ ____________
Cash Flows from Financing
 Activities:
 Proceeds from notes
   payable                       -     15,000     40,000     15,000      168,500
 Payments on notes payable       -    (5,000)          -    (5,000)    (113,532)
 Proceeds from notes
   payable - related party  50,000          -     50,000          -       50,000
 Payments on capital lease
   obligation                (381)          -      (913)          -      (1,245)
 Proceeds from preferred
   stock issuance                -     30,000          -    123,500      344,750
 Proceeds from common stock
   issuance                      -     35,800          -    129,300      659,269
 Increase in accrued
   dividends payable         8,623          -     18,397          -       49,176
                        __________ __________ __________ __________ ____________
        Net Cash Provided
          by Financing
          Activities        58,242     75,800    107,484    262,800    1,156,918
                        __________ __________ __________ __________ ____________

                                  [Continued]

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                        Net Increase (Decrease) In Cash

                                  [Continued]


                            For the Three         For the Six     From Inception
                            Months Ended          Months Ended    on November 5,
                              March 31,             March 31,      1996 Through
                        _____________________ _____________________  March 31,
                           1999       1998       1999       1998       1999
                        __________ __________ __________ __________ ____________
Net Increase (Decrease)
 in Cash                  (49,978)    (2,109)     21,909    (6,591)       26,591

Cash at Beginning of
 Period                     76,569      4,839      4,682      9,321            -
                        __________ __________ __________ __________ ____________
Cash at End of Period   $   26,591 $    2,730 $   26,591 $    2,730 $     26,591
                        __________ __________ __________ __________ ____________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the year and from inception for:
    Interest            $    6,422 $    1,499 $    7,202 $    1,499 $     12,942
    Income taxes        $        - $        - $        - $        - $          -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the six month period ended March 31, 1999 (Unaudited):
     The Company issued 123,500 shares of common stock in the conversion of 123,500 preferred shares.

     Amortization  of  deferred  compensation  on  stock  options  amounted   to
     $121,217.

  For the six month period ended March 31, 1998 (Unaudited):

     The Company issued 38,750 shares of common stock in the conversion of 38,750 preferred shares.

     The Company issued 3,000 shares of common stock in exchange for programming costs valued at $3,000.

     The Company issued 1,000 shares of common stock to an employee of the Company in payment of $1,000 bonus.

     The Company issued stock options to purchase 180,000 shares of common stock to an officer of the Company at below market value prices. Additional paid in capital of $159,120 was recorded, $59,398 in current compensation expense was recorded and $99,722 of deferred compensation expense (a reduction to stockholders' equity) was recorded.

     Amortization of deferred compensation on stock options granted prior to October 1, 1997 amounted to $57,376.








   The accompanying notes are an integral part of these unaudited condensed financial statements.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Nevada on November 5, 1996. The Company is considered a development stage company as defined in SFAS No. 7. The Company is engaging in the business of developing and marketing an interactive game arcade, known as the iPONG Game Arcade on the Internet. The Company derives revenue from the sale of advertising. The Company may also pursue other Internet related businesses.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1998 audited financial statements. The results of operations for the period ended March 31, 1999 is not necessarily indicative of the operating results for the full year.

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

  Software Licensing Rights - Software licensing rights are stated at cost. The Company is amortizing the software licensing rights on a straight-line basis over ten-years (the original term of the agreement).

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

  Revenue Recognition - The Company receives revenues from the sale of advertising.

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


NOTE 2 - MARKETABLE SECURITIES

  During the six month period ended March 31, 1999, the Company sold all of their remaining marketable securities for proceeds totaling $184,668. During the six months ended March 31, 1999, the Company recorded a realized gain on the sale of securities of $14,743. The marketable securities sold consisted of common stock in an entity which is also a shareholder of the Company.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - SOFTWARE LICENSE RIGHTS

  Licensing and Marketing Agreement - At March 31, 1999 the Company was party to a licensing and marketing agreement with Homeseekers.com (formerly known as NDS Software, Inc.) for the use of an interactive advertising game for use on the internet (commonly known as "iPONG"). Homeseekers.com is considered to be an affiliate of the Company as because it has the same controlling shareholders as the Company. The agreement, as amended, provides for a ten year term and an automatic renewal for an additional ten years. The agreement requires the Company to pay 7% of gross revenues for the first year after the live date (April 1, 1998), 10% of gross revenues for the second year after the live date, and 15% thereafter and also to pay $20,000 per month commencing at the live date for "website" fees. During July 1998, the payment of $20,000 per month was amended to a pro-rata charge for services. Further, the Company is to pay $125 per hour for Webpage development, website changes or customization, and management consulting, plus $0.50 per question for question development and support. As partial consideration for the license agreement the Company issued 700,000 shares of common stock (valued at $700,000) to Homeseekers.com during September, 1997.

  The following is a summary of software licensing rights - at cost, less accumulated amortization as of March 31, 1999:

                                                1999
                                            ___________
         Cash paid for licensing rights     $   300,000
         Stock issued for licensing rights      700,000
                                            ___________
                                              1,000,000
         Less:  accumulated amortization      (225,000)
                                            ___________
                                            $   775,000
                                            ___________

  Amortization expense for the six month periods ended March 31, 1999 and 1998 amounted to $50,000 and $50,000, respectively.

  Subsequent to March 31, 1999 (during May, 1999) the Company entered into a new agreement with Homeseekers.com wherein the above license and marketing agreement was terminated. The new agreement provided for the transfer of ownership to the Company of the technology rights, software and source code that was previously licensed. As consideration, the Company agreed to pay a royalty of 7% of gross revenues for a period of five years and to issue 100,000 shares of common stock to Homeseekers.com. The Company will continue its business relationship with Homeseekers.com for such things as consultation, programming services and Website hosting. [See Note 13]

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - SOFTWARE LICENSE RIGHTS [Continued]

  Non-exclusive License Agreement - On July 3, 1997, the Company entered into a non-exclusive licensing agreement with a Delaware corporation, Atari-JTS Corp. that owns the software, programs, trade names, trademarks, promotional material, and intellectual property for use on the Internet. The agreement with the Company has a five year term, which is renewable for an additional five years if minimum royalty fees received are at least $400,000 over the five year period, and allows the Company to license and use the game (Pong) in connection with its "website" on a non-exclusive basis. As consideration for this agreement the Company paid a $5,000 non-refundable execution of agreement fee. The Company also agreed to pay a quarterly 1/10 of one cent ($.001) royalty fee for each player who accesses Pong; with a base amount of $5,000 per quarter to the Delaware corporation if the number of Pong players fails to exceed 5,000,000 in each quarter. Royalty fees are expensed as incurred.
  Royalty expense for the six month periods ended March 31, 1999 and 1998 amounted to $6,667 and $10,000, respectively.

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

  Notes payable consist of the following at March 31:
                                                       1999
                                                    _________
  Notes payable to a shareholder of the Company,
    annual compounding interest at 12%, due upon
    demand, unsecured                               $  17,062

  Notes payable to a shareholder of the Company,
    interest at 10% and 12% per annum, due upon
    demand, unsecured                                     294

  Note payable to a shareholder of the Company,
    interest at 12% per annum, due upon demand,
    unsecured                                              54

  Note payable to an entity related to a shareholder
    of the Company, annual compounding interest
    at 12%, due upon demand, unsecured                  2,000

  Note payable to an individual, interest at 12%
    per annum, due on February 7, 1999, unsecured
    and in default at March 31, 1999.  Subsequently
    paid in full                                       20,000

  Note payable to an individual, interest at 12%
    per annum, due on May 1, 1999, unsecured           20,000

  Note payable to a related entity, which is a
    shareholder of the Company, interest at 12%
    per annum, due upon demand, unsecured              50,000
                                                    _________
     Total Long-term obligations                      109,410

  Less:  current maturities                         (109,410)
                                                    _________
  Long-term obligations, excluding current portions $       -
                                                    _________

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

  Series B Convertible Preferred Stock - The Company authorized 500,000 shares of preferred stock to be designated as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock pays dividends at the rate of 12% and
  is  fully  cumulative.   The holders of Series B Convertible Preferred  Stock
  shall  be
  entitled to receive dividends, commencing December 1, 1998, at an annual rate of 12% per share out of the funds legally available and to the extent declared by the Board of Directors. The dividends were to be paid in semi-annual installments on December 1 and June 1 commencing December 1, 1998. The dividends may be paid either in cash, in common stock of the corporation or a combination thereof. The Series B Convertible Preferred Stock will be automatically converted to one (1) share common stock one year from the date of issuance. The holders of Series B Convertible Preferred Stock shall be entitled to one (1) vote for each share of Series B Convertible Preferred Stock held. As of March 31, 1999, the Company has accrued preferred dividends totaling $49,176. None of the dividends had been paid as of March 31, 1999. As of March 31, 1999, a total of 217,250 shares of preferred stock have been accounted for as converted to 217,250 shares of common stock due to the automatic conversion of preferred stock to common stock at one year from date of issuance.

  Warrants - In connection with the issuance of the note payable on October 28, 1998 to an individual, the Company granted warrants to purchase 20,000 shares of the Company's common stock at $1.00 per share through October 28, 2002. During March 1999, the Company renegotiated the $20,000 note and granted an additional 5,000 warrants to purchase the Company's common stock at $1.00 per share. This note became due and was in default from November 28, 1998 through March, 1999 when it was renegotiated by extending the due date to May 1, 1999.

  During March 1999, the Company also granted a total of 85,000 warrants to purchase the Company's common stock at $1.00 per share in payment of the 5,000 warrants for every week the note was delinquent. During April 1999, the Company paid this note in full and as of March 31, 1999 no warrants have been exercised.

  SCAVENGERnet - During October 1998, the Company entered into a purchase agreement with two individuals to purchase a game (with all rights, software, programs, source codes, copyrights, trade secrets, patent rights, and other applicable rights for use on the Internet) called SCAVENGERnet. As consideration for this purchase agreement the Company gave $5,000 down ($2,500 to each individual), $5,000 due on January 9, 1999 (an additional $2,500 to each individual), and 10,000 shares (5,000 shares of common stock to each individual) of its common stock valued at $10,000 or $1.00 per share. During January 1999, the Company paid the remaining $5,000 ($2,500 to each individual).

  Stock Options - During December 1998, the Company granted options to the Vice-President of the Company to purchase 200,000 shares of common stock at $1.00 per share. These options vest immediately and expire in December 2003. As of March 31, 1999, none of these options have been exercised.

  During February 1999, the Company granted options to the operations manager of the Company to purchase 10,000 shares of common stock at $1.00 per share. 2,500 options vested immediately and the remaining options vest at a rate of 2,500 every 3 months for the next 9 months. Also during February 1999, a new member of the Board of Directors was granted options to purchase 10,000 shares of stock at $1.00 per share with immediate vesting. As of March 31, 1999, none of these options have been exercised.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At March 31, 1999, the total of all deferred tax assets was approximately $630,000 and the total of the deferred tax liabilities was approximately $80,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $549,622 as of March 31, 1999, which has been offset against the deferred tax assets. The net change in the valuation allowance during the period ended March 31, 1999 amounted to approximately $169,604.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Notes Payable - During the six months ended March 31, 1999, the Company accrued a total interest of $973 on related party notes payable. At March 31, 1999 and September 30, 1998, related party notes payable amounted to $109,410 (of which $1,828 was an additional compounding of interest) and $17,582, respectively.

  During the six months ended March 31, 1999, the Company paid a total of $0 to a shareholder for non-interest bearing and due upon demand advances made to the Company. At March 31, 1999 and September 30, 1998, advances from a shareholder totaled $259 and $6,200.

  Employment Agreements - As of March 31, 1999, the Company had an employment agreement for the position, which includes Vice-President, Secretary and Treasurer, which became effective as of October 1, 1997 and has a term of two years. The agreement provides for a base salary of $2,000 per week ($104,000 per year) commencing December 1, 1997. For the period from October 1, 1997 through November 30, 1997 the employee received 30,000 stock options. All 30,000 options received were fully vested. The agreement also provided for stock options to be immediately granted to purchase 150,000 shares of registered common stock of the Company. Options to purchase 75,000 shares of common stock vested on October 1, 1998 while the remainder of the options (75,000 shares) will vest on October 1, 1999. There are no restrictions on any of the underlying common stock except for those imposed under Rule 144 of the Securities Act of 1933, as amended. Once vested the options are exercisable for a five-year period from the date of vesting whether or not the employee is still employed by the company. However, the employee must be employed by the company on the date of vesting or the options for that date will not vest. The options are exercisable at $.116 per share which was less than the current market value of the stock on the date the agreement took effect and the options were granted. During January 1999, the Vice-President, Secretary and Treasurer became the acting President and Chief Executive Officer of the Company.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  The Company had an employment agreement with its former Chief Executive Officer ("CEO") which had a two year term effective as of September 22, 1997. The agreement provided for a base salary of $120,000 per year and provided for stock options to purchase 400,000 shares of registered common stock of the Company. The options were exercisable at $.116 per share which was less than the current market value of the stock on the date the agreement took effect. During January 1999, the CEO and the Company agreed to terminate his employment. During the term of the employment, the CEO had vested in options to purchase 200,000 shares of common stock but he had only exercised his options for 100,000 shares. Options for 200,000 shares which had not yet vested were canceled and options for 100,000 shares which had vested but had not been exercised were also canceled. As of March 31, 1999, the Company owes the former CEO a total of $10,000 in back wages. This amount has been accrued and is included in other accrued liabilities.

  The Company had also entered into an employment agreement for its Director of Promotions which was effective September 15, 1998. The agreement provided for a base salary of $45,000, a monthly vehicle allowance, and for commissions based on a percentage of revenues which ranged from 10% to 20% depending on the amount and type of revenue generated. The agreement also provided for stock options to be granted to purchase 2,500 shares of the Company's common stock at an exercise price of $1.00 per share. Subsequent to the year ended September 30, 1998, the employee left the Company and the options were cancelled.

  Subsequent to March 31, 1999, the Company entered into an employment agreement for a Vice-President of Advertising. [See Note 13]

  Related Entity - Certain officers or shareholders of the Company are also affiliated with an entity with whom the Company has a licensing and marketing agreement [See Note 3]. Cash of $300,000 and common stock valued at $700,000 was paid to the affiliated company for the licensing rights.

NOTE 8 - LEASE OBLIGATIONS

  Operating Leases - During October 1998, the Company extended the original lease in Del Mar, California. The lease extension is on a month by month basis with an increase in monthly rents to $580. During February 1999, the Company terminated the month to month lease in Del Mar, California. During September 1998 and effective November 1998, the Company amended the original lease in Minden, Nevada. The lease amendment calls for monthly rents of $1,204 and is for one year (which automatically renews for another year with a monthly rent increase of .75% or $1,213).

NOTE 9 - CONCENTRATION OF RISK

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


NOTE 10 - GOING CONCERN

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

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception, has current liabilities in excess of current assets of $381,582 and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 11 - CONSULTING AGREEMENTS

  The Company had a one year consulting agreement with a Colorado corporation which provided various consulting and financial public relations with broker-dealers, shareholders and members of the general public. The agreement provided for monthly cash payments of $3,500 ($42,000 total). During November 1998, this agreement terminated and was not renewed.

  The Company also had a one year consulting agreement with a British Virgin Island Corporation ("BVIC") wherein the BVIC would develop, implement and maintain an on-going stock market support system to increases broker awareness of the Company's activities and to stimulate investor interest in the Company. The agreement provided for the issuance of a warrant to purchase 100,000 shares of the Company's common stock at a price of $3.00 per share. This agreement terminated during November 1998, and was not renewed. During May 1998, the Company entered into an additional consulting agreement with the BVIC which has a term of one year and provides for the issuance of a warrant to purchase 100,000 shares of the Company's common stock at a price of $2.00 per share. The agreement also provides for the issuance of 62,000 shares of the Company's common stock valued at $62,000 (or $1.00 per share).

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 12 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 1999 and 1998 and from inception on November 5, 1996 through March 31, 1999:

                            For the Three         For the Six     From Inception
                            Months Ended          Months Ended    on November 5,
                              March 31,             March 31,      1996 Through
                        _____________________ _____________________  March 31,
                           1999       1998       1999       1998       1999
                        __________ __________ __________ __________ ____________
  Income (loss) from
    continuing operations
    applicable to common
    stock               $(258,856) $(576,682) $(499,204) $(832,830) $(2,017,143)

  Less:  preferred
    dividends              (8,623)   (26,070)   (18,397)   (26,070)     (49,176)
                        __________ __________ __________ __________ ____________
  Income (loss) available
    to common stockholders
    used in earnings
    (loss) per share    $(267,479) $(602,752) $(517,601) $(858,900) $(2,066,319)
                        __________ __________ __________ __________ ____________
  Weighted average number
    of common shares
    outstanding used in
    earnings (loss) per
    share during the
    period               4,363,174  3,713,237  4,347,151  3,682,371    3,315,988
                        __________ __________ __________ __________ ____________

  Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive.


NOTE 13 - SUBSEQUENT EVENTS

  BannerClicks - During April 1999, the Company entered into a purchase agreement with an individual to purchase a banner exchange program (with all rights, software, programs, customer lists, licenses, and other applicable rights for use on the Internet). As consideration for this purchase agreement the Company gave $5,000 down, 10,000 shares of its common stock valued at $10,000 or $1.00 per share, and will pay an additional $5,000 by July 1999.

  Confidential Offering Memorandum - The Company has commenced an offering to raise up to $1,500,000. The offering allows accredited investors to purchase units, consisting of $10 in principal amount of 12% Convertible Subordinated Promissory Notes issued by the Company and one share of common stock of the Company. Each unit will sell for $10. The promissory notes mature on June 1, 2,000. The outstanding principal and accrued interest on the notes may be converted, at the option of the holder of the note, at any time beginning one year following the issuance date thereof into shares of common stock at a conversion rate of $1.25 per share. The securities to be sold have not been registered with the Securities and Exchange Commission. Although the offering is still underway the Company did receive $200,000 during April 1999 as it reached the minimum amount for the offering.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 13 - SUBSEQUENT EVENTS [Continued]

  Purchase  of  Technology Rights - Subsequent to March 31,  1999  (during  May,
  1999) the Company entered into a new agreement with Homeseekers.com wherein the license and marketing agreement between the two companies was terminated. The new agreement provided for the transfer of ownership to the Company of the technology rights, software and source code for an interactive advertising game for use on the internet (commonly known as "iPONG"). The technology and software was previously licensed by the Company [See Note 3]. As consideration, the Company agreed to pay a royalty of 7% of gross revenues for a period of five years and issued 100,000 shares of common stock to Homeseekers.com. The Company will continue its business relationship with Homeseekers.com for such things as consultation, programming services and Website hosting.


  Employment Agreement - Effective on April 28, 1999, the Company entered into an employment agreement with its Vice-President of Advertising. The agreement provides for a base salary of $50,000 along with commissions ranging from 5% to 12% of revenues generated by the employee. The employee will also receive options to purchase 10,000 shares of common stock at an exercise price of $.50 per share. Two thousand five hundred options vest immediately upon signing and the remaining options vest at the rate of 2,125 options per quarter. The options are exercisable for a period of three years from the date of vesting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDING MARCH 31, 1999 TO THE SIX MONTHS ENDING MARCH 31, 1998

Total revenues increased from $0.00 for the six months ended March 31, 1998 to $1,000 for the six months ended March 31, 1998. This increase resulted primarily from advertising revenue.

Cost of Sales decreased 59% from $92,600 for the six months ended March 31, 1998 to $38,008 for the six months ended March 31, 1999. This decrease was due primarily to reduced programming expenses.

Operating expenses decreased 39% from $831,331 for the six months ended March 31 1998 to $510,057 for the six months ended March 31, 1999. This decrease was due primarily to decreased programming expense and officer and administrative salaries.

Interest expense increased 69% from $1,499 for the six months ending March 31, 1998 to $4,911 for the six months ending March 31, 1999. This increase was due primarily to interest on additional loans.

The net loss for the six months ending March 31, 1999 of $517,601, or ($0.12) per share, decreased $341,299 from the net loss of $858,900, or ($0.24) per share, for the period ending March 31, 1998. This was due primarily to the reductions in operating expense and cost of sales.

COMPARISON OF THE THREE MONTHS ENDING MARCH 31, 1999 TO THE THREE MONTHS ENDING MARCH 31, 1998

Total revenues increased from $0.00 for the three months ending March 31, 1998 to $1000 for the three months ending March 31, 1998. This increase resulted primarily from advertising revenue.

Cost of Sales decreased 52% from $58,250 for the three months ending March 31, 1998 to $27,921 for the three months ending March 31, 1999. This decrease was due primarily to reduced programming expenses.

Operating expenses decreased 57% from $575,584 for the three months ending March 31, 1998 to $250,004 for the three months ending March 31, 1999. This was due primarily to a decrease in contract labor, travel and salaries.

Interest expense increased 139% from $1,098 for the three months ending March 31, 1998 to $2,620 for the three months ending March 31, 1999. This increase was due primarily to interest on additional loans.

The net loss for the three months ending March 31, 1999 is $267,479, or ($0.06) per share, decreased $335,273 from the net loss of $602,752, or ($0.16) per share, for the three months ending March 31, 1998. The decrease in net loss is primarily due to lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the quarter ending March 31, 1999 was financed primarily by the sale of Homeseekers stock and a $50,000 loan from Homeseekers.com, dated March 15, 1999 at 12% APR for 90 days. The Company expects to repay this loan in full by June 15, 1999.
The Company is conducting a private offering of convertible debt in which the Company is seeking to raise up to $1,500,000. The minimum was reduced to $200,000. The Company met the minimum on April 12, 1999.

The Company believes that it's current financial conditions will carry the operations for approximately 120 days from the date of this report.

Impact of the Year 2000
The Company does not anticipate any material adverse consequences to it's business or financial operations as a result of the Y2K bug.

                            PART II-Other Information
Item 1. Legal Proceedings.
     The Company is not engaged in any legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.
     None

Item 3. Defaults Upon Senior Securities.
     The Company has accrued dividends of $49,176 on its Preferred Stock and expects to pay such accrued dividends in the near future.

Item 4. Submission of Matters to a Vote of Security Holders.
     None

Item 5. Other Information.
     Rider A
Effective as of January 31, 1999, Bob Horn resigned as an officer and director of the Company to pursue other interests. The Company's Board of Directors has elected Kirk Johnson, formerly the Vice President of the Company, to serve as President and Chief Executive Officer. Mr Johnson also continues to serve as the Company's Secretary and Treasurer and as a member of the Board Of Directors.

Items 6 Exhibits and Reports on Form 8-K

None


Signatures*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebQuest International, Inc.
 (Registrant)

/s/ Kirk Johnson
 ..............................................
Kirk Johnson
President, Chief Executive Officer
Secretary and Treasurer

May 14, 1999