Form 10QSB
period 1999-06-30
WEBQUEST INTERNATIONAL INC
filed 1999-08-17
CIK 1061104

FORM 10-QSB
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
 (Mark One) [X ] Quarterly report pursuant to Section 13 or
    15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended...6/30/99
                             or
[ ] Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
 For the transition period from January 1, 1999 to June 30,
                            1999
              Commission file number 000-24355.
                WebQuest International, Inc.
   (Exact name of registrant as specified in its charter)
                           Nevada
     (State or other jurisdiction of Identification No.)
                         86-0894019
       (I.R.S. Employer incorporation or organization)
         1662 N. Hwy 395, Suite 203 Minden NV 89403
          (Address of principal executive offices)
                        775-782-0350
    (Registrant's telephone number, including area code)
        Indicate by check mark whether the registrant
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such that the registrant was
             required to file such reports), and
     (2) has shorter period been subject to such filing requirements for the past 90 days.
                       Yes_X__ No_____
 As of June 30, 1999 there were 4,608,118 outstanding shares of the issuer's Common stock, $.001 par value, outstanding.
        Transitional Small Business Disclosure Format
                      Yes_____ No__X___

TABLE OF CONTENTS
Part I. Financial Information
Item 1.
Financial Statements Unaudited Condensed Balance Sheets, as
 of June 30, 1999 and September 30 ,1998
Unaudited Condensed Statements of Operations, for the three and nine months ended June 30, 1999 and 1998, and from inception on November 5, 1996 through June 30, 1999
Unaudited Condensed Statements of Comprehensive income, for the three and nine months ended June 30, 1999 and 1998, and from inception on November 5, 1996 through June 30, 1999
Unaudited Condensed Statements of Cash Flows, for the nine months ended June 30, 1999 and 1998, and from inception on November 5, 1996 through June 30, 1999
Notes to Unaudited Condensed Financial Statements



Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II Other Information
Item 1.
Legal Proceedings
Item 2.
Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K Signatures -2-

ITEM 1. FINANCIAL STATEMENTS



                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS


                                    ASSETS


                                      June 30, September 30,
                                        1999        1998
                                    ___________  ___________
CURRENT ASSETS:
  Cash                                $     100    $   4,682
  Marketable Securities, available-
    for sale                                  -      107,451
  Employee advances                         258          258
                                    ___________  ___________
        Total Current Assets                358      112,391
                                    ___________  ___________

PROPERTY AND EQUIPMENT, net              70,673       21,875
                                    ___________  ___________
OTHER ASSETS:
  Refundable deposits                     3,555        3,751
  Software licensing rights, net              -      825,000
                                    ___________  ___________

        Total Other Assets                3,555      828,751
                                    ___________  ___________
                                      $  74,586    $ 963,017
                                    ___________  ___________












                                  [Continued]

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS

                                  [Continued]

                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

                                           June 30,  September 30,
                                             1999         1998
                                         ___________  ___________
CURRENT LIABILITIES:
  Bank overdraft                           $   2,165    $       -
  Accounts payable                           109,983       71,114
  Advances - related parties                     559        6,500
  Notes payable - related parties             69,650       17,582
  Other accrued liabilities                  162,083      100,989
  Accrued dividends payable                   56,974       30,779
  Current portion - capital lease
   obligation                                  3,095        2,420
  Notes payable                              215,000            -
                                         ___________  ___________
        Total Current Liabilities            619,509      229,384
                                         ___________  ___________
LONG-TERM OBLIGATIONS:
  Capital lease obligation, less
   current portion                             4,724        7,137
                                         ___________  ___________
        Total Long-Term Obligations            4,724        7,137
                                         ___________  ___________
                                             624,233      236,521
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   212,500 and 396,000 shares of 12%
   Series B convertible preferred
   stock issued and outstanding as of
   1999 and 1998, respectively                   213          396
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   4,608,118 and 4,258,618 shares
   issued and outstanding as of 1999
   and 1998, respectively                      4,608        4,259
  Capital in excess of par value           2,811,369    2,630,515
  Deficit accumulated during the
   development stage                      (3,272,142)  (1,548,718)
                                         ___________  ___________
                                            (455,952)   1,086,452

  Less:  Receivable stock subscription       (36,114)     (36,114)
         Deferred compensation expense
          in accordance with APB 25          (57,581)    (239,407)
         Unrealized (loss) - marketable
          securities                               -      (84,435)
                                         ___________  ___________
        Total Stockholders' Equity
         (Deficit)                          (549,647)     726,496
                                         ___________  ___________
                                           $  74,586    $ 963,017
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

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                         For the Three           For the Nine     From Inception
                          Months Ended           Months Ended     on November 5,
                            June 30,                June 30,        1996 Through
                    _______________________ _______________________   June 30,
                        1999        1998        1999        1998        1999
                    ____________ __________ ____________ __________ ____________
REVENUE             $     2,250  $       -  $     3,250  $       -  $     3,250
                    ____________ __________ ____________ __________ ____________

EXPENSES:
 Selling expense         25,634     21,048       63,642     84,298      400,838
 General and
  administrative      1,166,084    135,194    1,638,133    413,980    2,553,186
 Compensation expense
  recorded in
  accordance with APB
  25 for stock options
  issued below market
  value                       -     45,889            -    162,663      273,313
                    ____________ __________ ____________ __________ ____________
    Total Expenses    1,191,718    202,131    1,701,775    660,941    3,227,337
                    ____________ __________ ____________ __________ ____________
LOSS FROM
 OPERATIONS          (1,189,468)  (202,131)  (1,698,525)  (660,941)  (3,224,087)
                    ____________ __________ ____________ __________ ____________
OTHER INCOME
(EXPENSE):
 Gain (loss) on
  sale of marketable
  securities                  -          -       14,743          -       28,106
 Interest income              -          -           21          -           21
 Interest (expense)      (8,557)      (696)     (13,468)    (1,794)     (19,208)
                    ____________ __________ ____________ __________ ____________
    Total Other
    Income (Expense)     (8,557)      (696)       1,296     (1,794)       8,919
                    ____________ __________ ____________ __________ ____________

LOSS BEFORE INCOME
 TAXES               (1,198,025)  (202,827)  (1,697,229)  (662,735)  (3,215,168)

CURRENT TAX EXPENSE           -          -            -          -            -

DEFERRED TAX EXPENSE          -          -            -          -            -
                    ____________ __________ ____________ __________ ____________
NET LOSS            $(1,198,025) $(202,827) $(1,697,229) $(662,735) $(3,215,168)

LESS: PREFERRED
 DIVIDEND
 REQUIREMENTS            (7,798)   (14,644)     (26,195)   (40,714)     (56,974)
                    ____________ __________ ____________ __________ ____________
NET LOSS APPLICABLE
 TO COMMON
 STOCKHOLDERS       $(1,205,823) $(217,471) $(1,723,424) $(703,449) $(3,272,142)
                    ____________ __________ ____________ __________ ____________
LOSS PER COMMON
 SHARE              $      (.26) $    (.06) $      (.39) $    (.19) $      (.95)
                    ____________ __________ ____________ __________ ____________


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

            UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME



                         For the Three           For the Nine     From Inception
                          Months Ended           Months Ended     on November 5,
                            June 30,                June 30,        1996 Through
                    _______________________ _______________________   June 30,
                        1999        1998        1999        1998        1999
                    ____________ __________ ____________ __________ ____________

NET LOSS            $(1,198,025) $(202,827) $(1,697,229) $(662,735) $(3,215,168)

OTHER COMPREHENSIVE
 INCOME (LOSS):

 Adjusted for
  realized losses
  on available for
  sale securities
  which were
  recognized in
  prior periods as
  unrealized holding
  losses on
  marketable
  securities
  available for sale          -          -       84,435          -            -
                    ____________ __________ ____________ __________ ____________
COMPREHENSIVE INCOME
 (LOSS)             $(1,198,025) $(202,827) $(1,612,794) $(662,735) $(3,215,168)
                    ____________ __________ ____________ __________ ____________



























   The accompanying notes are an integral part of these unaudited condensed financial statements.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                        Net Increase (Decrease) In Cash


                                          For the Nine      From Inception
                                          Months Ended      on November 5,
                                            June 30,        1996 Through
                                     ______________________   June 30,
                                         1999       1998        1999
                                     ____________ __________ ____________

Cash Flows from Operating
 Activities:
  Net loss applicable to common
   stockholders                      $(1,723,424) $(703,449) $(3,272,142)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities
    Depreciation and amortization      1,023,228     75,810    1,201,766
    Non-cash expense                     204,176      3,998      336,747
    APB 25 compensation recorded
     for stock options issued
     below market value                        -    162,663      273,313
    Changes in assets and liabilities:
     (Increase) in employee advances           -       (150)        (258)
     Increase in bank overdraft            2,165          -        2,165
     Increase in accounts payable         38,869     23,141      109,983
     Increase (decrease) in advances
      related parties                     (5,941)       200          559
     Increase in accrued liabilities      61,094     66,807      162,083
                                     ____________ __________ ____________
     Net Cash (Used) by Operating
      Activities                        (399,833)  (370,980)  (1,185,784)
                                     ____________ __________ ____________

Cash Flows from Investing Activities:
 (Increase) decrease in refundable
  deposits                                   196     (1,005)      (3,555)
  Purchase of equipment                  (46,026)    (7,042)     (71,439)
  Purchase of software licensing
   rights                                      -          -     (300,000)
  Proceeds from marketable securities
   sales                                 206,624          -      276,987
                                     ____________ __________ ____________
     Net Cash Provided (Used) by
      Investing Activities               160,794     (8,047)     (98,007)
                                     ____________ __________ ____________

Cash Flows from Financing Activities:
 Proceeds from notes payable             200,000          -      200,000
 Proceeds from notes payable -
 related party                            90,000     25,000      218,500
  Payments on notes payable -
  related party                          (40,000)   (23,038)    (153,532)
  Payments on capital lease
   obligation                             (1,738)         -       (2,070)
  Proceeds from preferred stock
   issuance                                    -    183,500      344,750
  Proceeds from common stock issuance          -    189,300      659,269
  Increase in accrued dividends
   payable                                26,195     40,714       56,974
  Stock offering costs                   (40,000)         -      (40,000)
                                     ____________ __________ ____________
     Net Cash Provided by Financing
      Activities                         234,457    415,476    1,283,891
                                     ____________ __________ ____________
Net Increase (Decrease) in Cash           (4,582)    36,449          100

Cash at Beginning of Period                4,682      9,321            -
                                     ____________ __________ ____________
Cash at End of Period                $       100  $  45,770  $       100
                                     ____________ __________ ____________

                                  [Continued]

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                        Net Increase (Decrease) In Cash

                                  [Continued]


                                          For the Nine      From Inception
                                          Months Ended      on November 5,
                                            June 30,        1996 Through
                                     ______________________    June 30,
                                         1999       1998         1999
                                     ____________ __________ ____________

Supplemental Disclosures of Cash
 Flow Information:
  Cash paid during the year and
   from inception for:
    Interest                         $     4,376  $       -  $     5,091
    Income taxes                     $         -  $       -  $         -


Supplemental schedule of Non-cash Investing and Financing Activities:
  For the nine month period ended June 30, 1999 (Unaudited):
     The Company issued 100,000 shares of common stock valued at $175,000 for the purchase of the technology rights, source code, and documentation of iPONG from a related party [See Note 4].

     The Company issued 20,000 shares of common stock valued at $20,000 as an incentive to acquire $200,000 in convertible promissory notes [See Note 5].

     The Company issued 20,000 shares of common stock valued at $20,000 for a finder's fee in acquiring $200,000 in convertible promissory notes [See
     Note 5].

     The Company issued 10,000 shares of common stock valued at $10,000 for the purchase of SCAVENGERnet. The Company issued 10,000 shares of common stock valued at $10,000 for the purchase of BannerClicks. The Company issued 6,000 shares of common stock valued at $6,000 for the purchase of Nancy's Kitchen.

     The Company has expensed its remaining software licensing rights in the net amount of $825,000 due to the termination of the license agreement.

     The Company has accounted for 183,500 shares of common stock as being issued in the conversion of 183,500 preferred shares.

     Amortization  of  deferred  compensation  on  stock  options  amounted   to
     $181,826.







                                  [Continued]

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                        Net Increase (Decrease) In Cash

                                  [Continued]


  For the nine month period ended June 30, 1998 (Unaudited):

     The Company issued 48,750 shares of common stock in the conversion of 48,750 preferred shares.

     The Company issued 3,000 shares of common stock in exchange for programming costs valued at $3,000.

     The Company issued 1,000 shares of common stock to an employee of the Company in payment of $1,000 bonus.

     The Company issued stock options to purchase 180,000 shares of common stock to an officer of the Company at below market value prices. Additional paid in capital of $159,120 was recorded, $75,928 in current compensation expense was recorded and $83,192 of deferred compensation expense (a reduction to stockholders' equity) was recorded.

     Amortization of deferred compensation on stock options granted prior to October 1, 1997 amounted to $88,078.
























   The accompanying notes are an integral part of these unaudited condensed financial statements.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Nevada on November 5, 1996. The Company has commenced principal operations, but has not generated any significant revenues therefrom. Accordingly, the Company is considered a development stage company as defined in SFAS No. 7. The Company develops and markets an interactive game arcade, known as the iPONG Game Arcade on the Internet. The Company also purchases other websites for use in an interactive chat room. The Company derives revenue from the sale of advertising. The Company may also pursue other Internet related businesses.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1998 audited financial statements. The results of operations for the period ended June 30, 1999 is not necessarily indicative of the operating results for the full year.

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

  Software Licensing Rights - Software licensing rights were stated at cost. The Company was amortizing the software licensing rights on a straight-line basis over ten-years (the original term of the agreement). During May 1999, the Company fully expensed the licensing rights [See Note 4].

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

  Loss Per Share - The Company presents Loss Per Share according to Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which requires the Company to present basic loss per share and dilutive loss per share when the effect is dilutive.

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123; accordingly, the Company has elected to determine net income using previous accounting standards.

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

NOTE 2 - MARKETABLE SECURITIES

  During the nine month period ended June 30, 1999, the Company sold all of their remaining marketable securities for proceeds totaling $206,624. During the nine months ended June 30, 1999, the Company recorded a realized gain on the sale of securities of $14,743. The marketable securities sold consisted of common stock in an entity, which is also a shareholder of the Company,

NOTE 3 - NOTES PAYABLE

  During  April  1999,  the  Company  commenced  an  offering  to  raise  up  to
  $1,500,000. The offering allows accredited investors to purchase units, consisting of $10 in principal amount of 12% Convertible Subordinated Promissory Notes issued by the Company and one share of common stock of the Company. Each unit will sell for $10. Interest on the notes compound annually and the promissory notes mature on June 1, 2000. The outstanding principal and accrued interest on the notes may be converted, at the option of the holder of the note, at any time beginning one year following the issuance date thereof into shares of common stock at a conversion rate of $1.25 per share. The securities to be sold have not been registered with the Securities and Exchange Commission. As of June 30, 1999, 20,000 units have been purchased for total proceeds of $200,000. Also as of June 30, 1999, the Company has accrued $5,195 in accrued interest on the notes.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE [Continued]

  During February 1999, the Company issued a $15,000 12% note payable, maturing August 1999 to a consulting firm in consideration for cancellation of a consulting agreement.

NOTE 4 - SOFTWARE LICENSE RIGHTS

  Licensing and Marketing Agreement - During September 1997, the Company entered into a licensing and marketing agreement with Homeseekers.com (formerly known as NDS Software, Inc.) for the use of an interactive advertising game for use on the Internet (commonly known as "iPONG"). Homeseekers.com is considered to be an affiliate of the Company because it has the same controlling shareholders as the Company. The agreement, as amended, provided for a ten-year term and an automatic renewal for an additional ten years. The agreement required the Company to pay 7% of gross revenues for the first year after the live date (April 1, 1998), 10% of gross revenues for the second year after the live date, and 15% thereafter and also to pay $20,000 per month commencing at the live date for "website" fees. During July 1998, the payment of $20,000 per month was amended to a pro-rata charge for services. Further, the Company was to pay $125 per hour for Webpage development, website changes or customization, and management consulting, plus $0.50 per question for question development and support. As partial consideration for the license agreement the Company issued 700,000 shares of common stock (valued at $700,000) to Homeseekers.com during September 1997.

  During May 1999, the license agreement was canceled and the Company fully expensed the licensing rights. Amortization expense for the nine-month period ended June 30, 1999 amounted to $825,000. Also during May 1999, the Company entered into a new agreement with Homeseekers.com wherein the new agreement provided for the transfer of ownership to the Company of the technology rights, software and source code that was previously licensed. As consideration, the Company agreed to pay a royalty of 7% of gross revenues for a period of five years and to issue 100,000 shares of common stock to Homeseekers.com valued at $175,000. As the technology was purchased from a related party, the company recorded the purchase at the carry over-basis of the technology of $0, resulting in the $175,000 being expensed. The Company will continue its business relationship with Homeseekers.com for such things as consultation, programming services and Website hosting. Website, consulting and question development fees are expensed as incurred. Website, consulting and question development expense for the nine-month periods ended June 30, 1999 and 1998 amounted to $37,791 and $69,298, respectively.

  Non-exclusive License Agreement - On July 3, 1997, the Company entered into a non-exclusive licensing agreement with a Delaware corporation, Atari-JTS Corp. that owns the software, programs, trade names, trademarks, promotional material, and intellectual property for use on the Internet. The agreement with the Company has a five year term, which is renewable for an additional five years if minimum royalty fees received are at least $400,000 over the five year period, and allows the Company to license and use the game (Pong) in connection with its website on a non-exclusive basis. As consideration for this agreement the Company paid a $5,000 non-refundable execution of agreement fee. The Company also agreed to pay a quarterly 1/10 of one cent ($.001) royalty fee for each player who accesses Pong; with a base amount of $5,000 per quarter to the Delaware corporation if the number of Pong players fails to exceed 5,000,000 in each quarter. Royalty fees are expensed as incurred.
  Royalty expense for the nine-month periods ended June 30, 1999 and 1998 amounted to $11,667 and $15,000, respectively.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

  Series B Convertible Preferred Stock - The Company authorized 500,000 shares of preferred stock to be designated as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock pays dividends at the rate of 12% and is fully cumulative. The Series B Convertible Preferred Stock shall be entitled to receive dividends, commencing December 1, 1998, at an annual rate of 12% per share out of the funds legally available and to the extent declared by the Board of Directors. The dividends were to be paid in semi-annual installments on December 1 and June 1 commencing December 1, 1998. The dividends may be paid either in cash, in common stock of the corporation or a combination thereof. The Series B Convertible Preferred Stock will be automatically converted to one (1) share common stock one year from the date of issuance. The holders of Series B Convertible Preferred Stock shall be entitled to one (1) vote for each share of Series B Convertible Preferred Stock held. As of June 30, 1999, no dividends have been paid and the Company has accrued preferred dividends totaling $56,974. As of June 30, 1999, a total of 277,250 out of 489,750 originally issued shares of preferred stock have been accounted for as converted to 277,250 shares of common stock due to the automatic conversion of preferred stock to common stock at one year from date of issuance.

  Warrants - In connection with the issuance of a $20,000 note payable on October 28, 1998 to an individual, the Company granted warrants to purchase 20,000 shares of the Company's common stock at $1.00 per share. The warrants expire on October 28, 2002. The note was due on November 28, 1998 with 5,000 warrants due to be granted as payment of the default penalty for each week the note  is  in default.  During March 1999, the Company renegotiated the $20,000 note by extending the due date to May 1, 1999. The Company granted an additional 5,000 warrants to purchase the Company's common stock at $1.00 per share as consideration for the renegotiation and granted a total of 85,000 warrants to purchase the Company's common stock at $1.00 per share as payment of the default penalty. During April 1999, the Company paid this note in full with its corresponding interest of $1,025. As of June 30, 1999, no warrants have been exercised.

  During April 1999, the Company granted warrants to purchase 16,000 shares of the Company's common stock at $1.25 per share to the finder as part of the fee in obtaining $200,000 in convertible promissory notes [See Note 7].

  Confidential Offering Memorandum - During April 1999, the Company issued 20,000 shares of its common stock as an incentive to acquire $200,000 in convertible promissory notes [See Note 3]. Also during April 1999, the
  Company issued 20,000 shares of its common stock as a finder's fee in acquiring the $200,000 in convertible promissory notes [See Note 7].

  SCAVENGERnet - During October 1998, the Company entered into a purchase agreement with two individuals to purchase a game (with all rights, software, programs, source codes, copyrights, trade secrets, patent rights, and other applicable rights for use on the Internet) called SCAVENGERnet. As consideration for this purchase agreement the Company gave $5,000 down, $5,000 due on January 9, 1999, and 10,000 shares of its common stock valued at $10,000 or $1.00 per share. During January 1999, the Company paid the remaining $5,000.

  BannerClicks - During April 1999, the Company entered into a purchase agreement with an individual to purchase a banner exchange program (with all rights, software, programs, customer lists, licenses, and other applicable rights for use on the Internet). As consideration for this purchase agreement the Company paid $10,000 cash and issued 10,000 shares of its common stock valued at $10,000 or $1.00 per share.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK [Continued]

  iPONG - During May 1999, the Company issued 100,000 shares of common stock for the purchase of the previously licensed Internet software called iPONG valued at $175,000 or $1.75 per share [See Note 4].

  Nancy's Kitchen - During May 1999, the Company entered into a purchase agreement with an individual to purchase a website (with all right, software, programs, source codes, copyrights, trade secrets, patent rights, and other applicable rights for use on the Internet) called Nancy's Kitchen. As consideration for this purchase agreement the Company paid $19,000 cash during May and June 1999 and issued 6,000 shares of its common stock valued at $6,000 or $1.00 per share. Also during May 1999, the Company granted the former owner of Nancy's Kitchen stock options to purchase 10,000 shares of the Company's common stock at $0.50 per share [See Note 7].

  Stock Options - During December 1998, the Company granted options to the Vice-President of the Company to purchase 200,000 shares of common stock at $1.00 per share. These options vest immediately and expire in December 2003. As of June 30, 1999, none of these options have been exercised.

  During February 1999, the Company granted options to the operations manager of the Company to purchase 10,000 shares of common stock at $1.00 per share. 2,500 options vested immediately and the remaining options vest at a rate of 2,500 every 3 months for the next 9 months. As of June 30, 1999, none of these options have been exercised.

  During February 1999, a new member of the Board of Directors was granted options to purchase 10,000 shares of stock at $1.00 per share with immediate vesting. As of June 30, 1999, none of these options have been exercised.

  During April 1999, the Company granted options to an officer of the Company to purchase 11,000 shares of common stock at $.50 per share. 2,500 options vested immediately and the remaining options vest at a rate of 2,125 per quarter. As of June 30, 1999, none of these options have been exercised.

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At June 30, 1999, the total of all deferred tax assets was approximately $867,700 and the total of the deferred tax liabilities was approximately $80,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $787,300 as of June 30, 1999, which has been offset against the deferred tax assets. The net change in the valuation allowance during the period ended June 30, 1999 amounted to approximately $407,280.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS

  At June 30, 1999, the Company is indebted to related parties for the following notes payable and advances payable:
                                                       1999
                                                    _________
  12% unsecured demand notes payable to a
    shareholder of the Company with interest
    compounding annually ($4,442 of the balance
    owing represents compounding interest),
    the Company has accrued $1,015 of interest
    as of June 30, 1999                             $ 17,062

  10% unsecured demand notes payable to a
    shareholder of the Company, the Company
    has accrued $3 of interest as of June 30,
    1999                                                  15

  12% unsecured demand note payable to a
    shareholder of the Company, the Company
    has accrued $35 of interest as of June 30,
    1999                                                 279

  Unsecured demand advances payable to a
    shareholder and officer of the Company               259

  12% unsecured demand note payable to a
    shareholder of the Company, the Company
    has accrued $7 of interest as of June 30,
    1999                                                  54

  12% unsecured demand note payable to an
    entity related to a shareholder of the Company
    with interest compounding annually ($240 of
    the balance owing represents compounding
    interest), the Company has accrued $45 of
    interest as of June 30, 1999                       2,240

  12% unsecured demand note payable to a
    related entity, which is a shareholder of the
    Company, the Company has accrued $1,710
    of interest as of June 30, 1999                   50,000

  Unsecured demand advances payable to a
    shareholder of the Company                           300
                                                    _________
     Total Long-term obligations                      70,209

  Less:  current maturities                          (70,209)
                                                    _________
  Long-term obligations, excluding current portions $      -
                                                    _________

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  Finder's Fee - During April 1999, the Company entered into an agreement for a finder's fee to an individual related to an officer of the Company. The agreement is for the finder to use its reasonable best efforts to arrange introductions with institutional and/or individual investors for purposes of potential participation in the offering. As consideration for the agreement, the Company is to pay a finder's fee equal to 20% of the gross proceeds received by the Company from the sale of units to those investors in the offering introduced to the Company by the finder. 50% of this fee is paid in cash and 50% is paid by issuance of the Company's common stock at the rate of $1.00 per share. The Company also gave as consideration warrants to purchase that number of shares of the Company's common stock at an exercise price of $1.25 per share as is equal to 10% of the gross proceeds received by the Company from the sale of Units divided by 1.25. Such warrants shall have a term of two years. As of June 30, 1999, the Company has paid $20,000 in cash and issued 20,000 shares of its common stock [See Note 5].

  Employment  Agreements  -  As  of September  30,  1997,  the  Company  had  an
  employment agreement for the position, which includes Vice-President, Secretary and Treasurer, which became effective as of October 1, 1997 and has a term of two years. The agreement provides for a base salary of $2,000 per week ($104,000 per year) commencing December 1, 1997. For the period from October 1, 1997 through November 30, 1997 the employee received 30,000 stock options. All 30,000 options received were fully vested. The agreement also provided for stock options to be immediately granted to purchase 150,000 shares of registered common stock of the Company. Options to purchase 75,000 shares of common stock vested on October 1, 1998 while the remainder of the options (75,000 shares) will vest on October 1, 1999. There are no restrictions on any of the underlying common stock except for those imposed under Rule 144 of the Securities Act of 1933, as amended. Once vested the options are exercisable for a five-year period from the date of vesting whether or not the employee is still employed by the company. However, the employee must be employed by the company on the date of vesting or the options for that date will not vest. The options are exercisable at $.116 per share which was less than the current market value of the stock on the date the agreement took effect and the options were granted. During January 1999, the Vice-President, Secretary and Treasurer became the acting President and Chief Executive Officer of the Company.

  During May 1999, the Company entered into an employment agreement with the former owner of Nancy's Kitchen, which is an at-will employment agreement. The agreement provided for a base hourly wage of $20 per hour and granted the employee options to purchase 10,000 shares of the Company's common stock at $0.50 per share [See Note 5].

  The Company had an employment agreement with its former Chief Executive Officer ("CEO") which had a two-year term effective as of September 22, 1997. The agreement provided for a base salary of $120,000 per year and provided for stock options to purchase 400,000 shares of registered common stock of the Company. The options were exercisable at $.116 per share which was less than the current market value of the stock on the date the agreement took effect. During January 1999, the CEO and the Company agreed to terminate his employment. During the term of the employment, the CEO had vested in options to purchase 200,000 shares of common stock but he had only exercised his options for 100,000 shares. Options for 200,000 shares, which had not yet vested, were canceled and options for 100,000 shares, which had vested but had not been exercised were also canceled.

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

  Effective on April 28, 1999, the Company entered into an employment agreement with its Vice-President of Advertising. The agreement provides for a base salary of $50,000 along with commissions ranging from 5% to 12% of revenues generated by the employee. The employee received options to purchase 11,000 shares of common stock at an exercise price of $0.50 per share. Two thousand five hundred options vest immediately upon signing and the remaining options vest at the rate of 2,125 options per quarter. The options are exercisable for a period of three years from the date of vesting.

  Related Entity - Certain officers or shareholders of the Company are affiliated with an entity with whom the Company has purchased the software technology rights [See Note 4]. 100,000 shares of the Company's common stock was given in consideration for the purchase.

NOTE 8 - LEASE OBLIGATIONS

  Operating Leases - During October 1998, the Company extended the original lease in Del Mar, California. The lease extension is on a month by month basis with an increase in monthly rents to $580. During February 1999, the Company terminated the month to month lease in Del Mar, California. During April 1999, the Company amended the lease in Minden, Nevada and added additional office space. The lease amendment calls for monthly rents of $1,577 and is for one year (which has the option to renew for another year with a monthly rent increase of 1.5% or a total monthly rent of $1,600).

NOTE 9 - GOING CONCERN

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

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company is newly formed, has incurred losses since its inception, has current liabilities in excess of current assets of $619,151 and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 - CONSULTING AGREEMENTS

  The Company had a one-year consulting agreement with a Colorado corporation, which provided various consulting and financial public relations with broker-dealers, shareholders and members of the general public. The agreement provided for monthly cash payments of $3,500. During November 1998, this agreement terminated. The Company issued a note payable for the services rendered under the agreement in the amount of $15,000. The note matures August 25, 1999 and provides for interest at 12% per annum. The agreement was subsequently renewed during July 1999 [See Note 13].

  The Company also had a one year consulting agreement with a British Virgin Island Corporation ("BVIC") wherein the BVIC would develop, implement and maintain an on-going stock market support system to increases broker awareness of the Company's activities and to stimulate investor interest in the Company. The agreement provided for the issuance of a warrant to purchase 100,000 shares of the Company's common stock at a price of $3.00 per share. This agreement terminated during November 1998, and was not renewed. During May 1998, the Company entered into an additional consulting agreement with the BVIC, which has a term of one year and provides for the issuance of a warrant to purchase 100,000 shares of the Company's common stock at a price of $2.00 per share. The agreement also provides for the issuance of 62,000 shares of the Company's common stock valued at $62,000 (or $1.00 per share).

NOTE 12 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 1999 and 1998 and from inception on November 5, 1996 through June 30, 1999:



                         For the Three           For the Nine     From Inception
                          Months Ended           Months Ended     on November 5,
                            June 30,                June 30,        1996 Through
                    _______________________ _______________________   June 30,
                        1999        1998        1999        1998        1999
                    ____________ __________ ____________ __________ ____________
Loss from continuing
 operations
 applicable to
 common  stock      $(1,198,025) $(202,827) $(1,697,229) $(662,735) $(3,215,168)

Less: preferred
 dividends               (7,798)   (14,644)     (26,195)   (40,714)     (56,974)
                    ____________ __________ ____________ __________ ____________
Loss available to
 common stockholders
 used in loss per
 share              $(1,205,823) $(217,471) $(1,723,424) $(703,449) $(3,272,142)
                    ____________ __________ ____________ __________ ____________
Weighted average
 number of common
 shares outstanding
 used in loss per
 share during the
 period               4,513,151  3,858,233    4,408,821  3,740,992    3,430,437
                    ____________ __________ ____________ __________ ____________

  Dilutive loss per share was not presented, as its effect is anti-dilutive.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS

  During July 1999, the Company entered into one year public relations consulting agreements with two separate firms wherein 50,000 warrants were issued to each of the firms to purchase the Company's common stock at $0.50 per share. The Company further agreed that for a period of three years the warrants are subject to piggyback registration rights.

  Also during July 1999, the Company entered into one year public relations consulting agreement wherein the Company agreed to pay the firm $3,500 a month plus expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS COMPARISON OF THE NINE MONTHS ENDING JUNE 30, 1999 TO THE NINE MONTHS ENDING JUNE 30, 1998
Total revenues increased from $0.00 for the nine months ended June 30, 1998 to $18,014 for the nine months ended June 30, 1999. This increase resulted primarily from advertising revenue and the sale of homeseekers.com stock. Cost of Sales decreased 24.5% from $84,298 for the nine months ended June 30, 1998 to $63,642 for the nine months ended June 30, 1999. This decrease was due primarily to reduced programming expenses. Operating expenses increased 395% from $413,980 for the nine months ended June 30, 1998 to $1,638,133 for the nine months ended June 30, 1999. This increase was due primarily to increased payroll, office space, contest prizes, advertising and fully expensing the homeseekers.com license agreement. Interest expense increased 750.7% from $1,794 for the nine months ending June 30, 1998 to $13,468 for the nine months ending June 30, 1999. This increase was due primarily to interest on additional loans. The net loss for the nine months ending June 30, 1999 of $1,723,424, or ($.39) per share, increased $1,019,975 from the net loss of $703,449 or ($0.19) per share, for the nine months ending June 30, 1998. This was due primarily from fully expensing the homeseekers.com licensing agreement and an increase in operating expense.


COMPARISON OF THE THREE MONTHS ENDING JUNE 30, 1999 TO THE THREE MONTHS ENDING JUNE 30, 1998 Total revenues increased from $0.00 for the three months ending June 30, 1998 to $1,000 for the three months ending June 30, 1999. This increase resulted primarily from advertising revenue. Cost of Sales increased 17.8% from $21,048 for the three months ending June 30, 1998 to $25,634 for the three months ending June 30, 1999. This increase was due primarily to programming expenses. Operating expenses increased 862% from $135,194 for the three months ending June 30, 1998 to $1,166,084 for the three months ending June 30, 1999. This was due primarily from fully expensing the homeseekers.com licensing agreement and a decrease in contract labor. Interest expense increased 1,229% from $696 for the three months ending June 30, 1998 to $8,557 for the three months ending June 30, 1999. This increase was due primarily to interest on additional loans. The net loss for the three months ending June 30, 1999 is $1,205,823, or ($0.26) per share, increased 988,352 from the net loss of $217,471, or ($0.06) per share, for the three months ending June 30, 1998. This was due primarily from fully expensing the homeseekers.com licensing agreement.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operations during the quarter ending June 30, 1999 was financed primarily by investors, the sale of Homeseekers stock and advertising revenue. The Company is conducting a private offering of convertible debt in which the Company is seeking to raise up to $1,500,000. The minimum was reduced to $200,000. The Company met the minimum on April 12, 1999. The Company believes that it's current financial conditions will carry the operations for approximately 120 days from the date of this report.

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

Kirk Johnson President, Chief Executive Officer Secretary and Treasurer August 16, 19909