Form 10KSB
period 1999-09-30
WEBQUEST INTERNATIONAL INC
filed 2000-01-14
CIK 1061104

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 1999


                   Commission File Number ______________
                       WebQuest International, Incorporated
           (Exact name of small business issuer in its charter)

              Nevada                               86-0894019
  (State or other jurisdiction of     (IRS Employer Identification No.)
   incorporation or organization)



               1662 N. Hwy 395, Suite 203, Minden, NV 89423
       (Address of principal executive offices, including Zip Code)

                               775-782-0350
                     (Registrant's telephone number,)


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

                  Yes      [X]               No      [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year: $21,523.00

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days.

     Based on the closing price of the common stock quoted on the OTC Bulletin Board as reported on December 31, 1999 ($2.50), the aggregate market value of the 2,113,021 shares of the common stock held by persons other than officers, directors and parties known to the registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five per cent of the Common Stock on that date was $5,282,553. By the foregoing statement, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of common stock of the Registrant.

As of December 31, 1999 there were 6,180,218 shares of the issuer's Common Stock, $.001 par value, outstanding.



                            WEBQUEST INTERNATIONAL, INC.
                                      INDEX

                                Table of Contents
                                Part I

Item 1.   Description of Business ........................................3
Item 2.   Description of Property ........................................5
Item 3.   Legal Proceedings ..............................................5
Item 4.   Submission of Matters to a Vote of Security Holders ............5

                               Part II

Item 5.   Market for Common Equity and Related Stockholder Matters .......5
Item 6.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................7
Item 7.   Financial Statements...........................................12
Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ....................................12

                              Part III

Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act...12
Item 10.  Executive Compensation ........................................14
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management ..................................................16
Item 12.  Certain Relationships and Related Transactions ................18
Item 13.  Exhibits and Reports on Form 8-K ..............................18


                        FORWARD LOOKING STATEMENTS

          WebQuest International, Inc. (the "Company", "we" or "us") cautions readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that may have been made in this Form 10-KSB or that are otherwise made by or on behalf of us. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "plan" or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, our limited history of non-profitability, our dependence on a limited number of customers and key personnel, the need for additional financing and our dependence on certain industries. We also subject to other risks detailed herein or detailed from time to time in our filings with the Securities and Exchange Commission.


                                  PART-I

ITEM 1.  DESCRIPTION OF BUSINESS

Background

      WebQuest International, Inc., was originally incorporated in Nevada on November 6, 1996 as iPONG International, Inc., and is the successor by merger with WebQuest International, Inc., a Utah corporation formerly known as Phaser Enterprises, Inc. in April 1997. Prior to April 1997, Phaser had no operations for several years. The purpose of these mergers was to merge WebQuest, a privately held corporation, into Phaser, a publicly held corporation and have WebQuest become the surviving entity.

      There have been no bankruptcies, receiverships, similar proceedings or purchase or sale of a significant amount of assets not in the ordinary course of our business.

      Our present business is the development and marketing of an interactive game arcade, known as the iPONG Game Arcade on the Internet. iPong players use their eye/hand coordination and trivia knowledge to win cash and/or prizes. We currently derive revenue from the sale of advertising and we plan to start for-pay iPong tournaments during 2000 that will generate revenues from user fees and monthly subscription fees.

      The iPONG Game Arcade is offered solely online over the Internet. We currently inform potential players about the site through a variety of online marketing methods. Players currently play iPong for free. We plan to initiate iPong tournaments during 2000, where players will be charged a fee to compete with other players to win cash and/or prizes. For-pay player interest and acceptance of these business concepts is unknown at this time and there can be no assurance that we will be successful with this business strategy.

Competition

   We will encounter intense competition in all aspects of our existing and proposed business and will compete directly with other companies, a significant number of which have greater capital and other resources and longer operating histories than us. Our current direct competitors include the Internet sites games@yahoo.com, pogo.com, gamesville.com, uproar.com, bignetwork.com and itsyourturn.com. We are not aware of any Internet sites offering entry fee game tournaments. However, there may be competitive tournaments in the planning phase that could come out in the near future and dilute our potential player base. Additionally, Internet game players could choose not to play in our iPong tournaments at sufficient levels to generate profits from this business.

   Games@yahoo.com is affiliated with Yahoo!, Inc., a well-financed and profitable Internet Portal Company. Their focus appears to be with board games (chess, checkers, backgammon), crossword puzzles, card games (blackjack, bridge, canasta, cribbage, hearts, pinochle, poker, spades, etc.) and sports games like baseball, football, basketball, golf, hockey and soccer. We believe games@yahoo.com is a formidable competitor.

   We believe that pogo.com was initially financed by Kleiner, Perkins, Caufield and Byers in 1995 and that they continue to receive financing from firms that include Goldman Sachs and Robertson, Stephens & Company. Their Internet site includes board games (backgammon, checkers and chess), word games (crossword puzzles, jumbler, sports crossword and word search), Keno, various arcade games, trivia games, bingo and card games (bridge, hearts, solitaire and spades). We believe pogo.com is a formidable competitor.

   Gamesville.com, uproar.com, bignetwork.com and itsyourturn.com appear to have Internet games similar to games@yahoo.com and pogo.com. Competition in the Internet-based games business is highly competitive and we anticipate it to become more competitive in the future.

Suppliers

     We are dependent on HomeSeekers.com, Inc. for most of our programming and
hosting  services.   Subject to funding and office space issues,  we  plan  to
bring most of these support services in-house during 2000.

     We entered into a non-exclusive License Agreement on July 3, 1997, with a Delaware corporation, Atari-JTS Corp. that owns the software, programs, trade names, trademarks, promotional material, and intellectual property for PONGc's use on the Internet. The agreement has a five year term, which is renewable for an additional five year period, if minimum royalty fees are at least $400,000.00 over the five year period, and allows us to license and use the game (Pong) in connection with our website on a non-exclusive basis. As consideration for this agreement we paid a $5,000 non-refundable execution of agreement fee. We also agreed to pay a quarterly 1/10 of one-cent ($.001) royalty fee for each player who accesses Pong; with a base amount of $5,000 per quarter to the Delaware corporation if the number of Pong players fails to exceed 5,000,000 in each quarter.

      We hold no registered patents, trademarks, franchises or concessions nor are we subject to any labor contracts.

      We are not currently subject to direct regulation by the Federal Communications Commission or any other agency, other than regulations applicable to businesses generally, nor do we believe that we are subject to any rules or regulations concerning games or sweepstakes. However, it is possible that some of the aspects of our for-pay tournaments could be interpreted as gambling by certain states, thus restricted in certain states and regulated in other states. We are currently in the process of reviewing the applicability of various states' regulations to our proposed tournaments prior to offering tournaments to such states' residents.

       Changes in the regulatory environment relating to the Internet advertising or rights of privacy, could have an adverse effect on our business. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

      The last two fiscal years have been dedicated primarily to research and development. We did not launch our iPONG Game Arcade to the public until late in 1998.

      We have not incurred any expense associated with environmental law compliance and does not expect to do so.

      We currently employ 11 people, 8 of whom are full-time. From time to time we also utilize independent contractors.


ITEM 2.  DESCRIPTION OF PROPERTY

      We currently lease approximately 1,400 square feet of office space in Minden, Nevada from a non-affiliated party for $1,900.00 per month for our corporate headquarters. We cancelled a lease in Del Mar, California in April 1999. The utilized premises are in excellent physical condition.


ITEM 3. LEGAL PROCEEDINGS

     We are not involved in any legal proceedings as of this date.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote by Security Holders during the last quarter of this fiscal year.


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock began trading on the NASD's Over The Counter Bulletin Board market in February 1999 under the trading symbol "WEBQ". The following table sets out the high and low trade prices of our stock for the periods indicated.

                                      High Price          Low Price

Second Quarter ended 3/31/99            $2.00               $1.00

Third Quarter ended 6/30/99             $3.00               $0.50

Fourth Quarter ended 9/30/99            $1.50               $0.375



      There were approximately 220 shareholders of Company Stock on September 30, 1999 of the 4,855,618 shares of common stock that were issued and outstanding. Our transfer agent is American Registrar & Transfer Co., 342 East 900 South, Salt Lake City, Utah 84111.

      We have never paid dividends on our common stock and we do not expect to pay dividends in the future, but rather plan to retain any earnings for expanding our business.

Recent Sales of Unregistered Securities


      During October 1998 we issued 10,000 shares of restricted common stock as partial consideration for acquisition of the Internet site scavengernet.com. The recipients of these shares had access to or otherwise were provided with information, including financial, concerning our Company, and the shares issued to them contained a legend restricting transferability absent registration under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act by reason of the exemption set forth in Section 4(2) of the Securities Act and the rules and regulations thereunder.

      We issued a $200,000 Convertible Subordinated Promissory note and 20,000 shares of restricted common stock to an accredited investment entity during April 1999 in return for $200,000. The note is due on June 1, 2000, accrues interest at 12% per annum and is convertible into our restricted common stock at a conversion rate of $1.25 per share. The recipients of these shares had access to or otherwise were provided with information, including financial, concerning our Company, and the shares issued to them contained a legend restricting transferability absent registration under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act by reason of the exemption set forth in Section 4(2) of the Securities Act and the rules and regulations thereunder.

      During April 1999 we issued 20,000 shares of restricted common stock to a consultant as a finders fee for the $200,000 in debt placed in this same month, as described in the previous paragraph. This consultant had access to relevant information concerning us. In addition, the shares issued to this consultant contained a legend restricting transferability absent registration under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act by reason of the exemption from registration set forth in Section 4(2) thereof and the rules and regulations thereunder.

       During  April  1999 we issued 10,000 shares of restricted  common stock as partial consideration for acquisition of the Internet site Bannerclicks.com. The recipients of these shares had access to or otherwise were provided with information, including financial, concerning our Company, and the shares issued to them contained a legend restricting transferability absent registration under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act by reason of the exemption set forth in Section 4(2) of the Securities Act and the rules and regulations thereunder.

       During May 1999 we issued 6,000 shares of restricted common stock as partial consideration for acquisition of the Internet sites nancyskitchen.com. and freehoroscopes.net. The recipients of these shares had access to or otherwise were provided with information, including financial, concerning our Company, and the shares issued to them contained a legend restricting transferability absent registration under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act by reason of the exemption set forth in Section 4(2) of the Securities Act and the rules and regulations thereunder.

       During May 1999 we issued 100,000 shares of restricted common stock to HomeSeekers.com, a shareholder that owns beneficially more than 5% of our Company and a significant supplier of programming services to us, for purchase of the iPONG technology that we had previously been licensing from them. These shares were valued at $1.75 per share, bringing the total consideration to $175,000. HomeSeekers.com, Inc. had access to relevant information concerning us, had a pre-existing business relationship with us and the shares issued to them contained a legend restricting transferability absent registration under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act by reason of the exemption set forth in Section 4(2) thereof and the rules and regulations thereunder.

       During July and August 1999, two warrant holders exercised warrants to purchase 50,000 shares of restricted common stock at $1.00 per share. These accredited investors had access to relevant information concerning us and had a pre-existing business relationship with us. Accordingly, these transactions were exempt from the registration requirements of the Securities Act by reason of the exemption set forth in Section 4(2) thereof and the rules and regulations thereunder.

       During the year ending September 30, 1999 holders of all 396,000 outstanding shares of our Series B Convertible Preferred Stock converted their preferred stock into a total of 396,000 shares of common stock. These investors had access to relevant information concerning us and had a pre-existing business relationship with us. Accordingly, these transactions were exempt from the registration requirements of the Securities Act by reason of the exemption set forth in Section 4(2) thereof and the rules and regulations thereunder.

Subsequent to September 30, 1999

      On November 10, 1999 we commenced a private offering of 4,000,000 shares to accredited investors at an offering price of $1.25 per share. The shares are being offered without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration afforded by section 4 (2) of the act and regulation D promulgated there under. Estimated placement expenses of $100,000 are anticipated and the shares are being offered on a "best efforts basis". As of December 31, 1999, 893,000 of such shares had been sold generating gross proceeds of $1,116,250.


ITEM.  6  MANAGEMENT'S  DISCUSSION AND ANALYSIS  OF  FINANCIAL  CONDITION  AND

RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

      Certain statements contained in this Section and elsewhere in this Form 10-KSB regarding matters that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

Results Of Operations


Revenue
                                1999       %CHANGE        1998
                            ----------     -------     ----------

Revenue                       $21,523       100%           -0-



      Revenues generated in 1999 were derived from the sale of web site advertising only.

Operating Expenses


                               1999        %CHANGE        1998
                            ----------     -------     ----------

Operating Expenses          $1,976,716       85%       $1,068,967


     Operating expenses increased from $1,068,967 in 1998 to $1,976,716. This represents an increase of $907,749 or approximately 85%. This increase was primarily due to amortization of $825,000 in software license fees in May 1999 as the result of the purchase of this software from HomeSeekers.com, Inc. Other operating expenses experienced increases and decreases but not of a material nature.

Other Income (Expense)


                               1999        %CHANGE        1998
                            ----------     -------     ----------

Other Income (Expense)       $(35,628)       N/A        $10,029


      Other income and expense consists of gains on the sale of marketable securities, interest income and interest expense. Gains on the sale of securities were similar in the two years. The gain in 1998 totaled $13,363 while 1999 was slightly higher at $14,743. However, net interest expense totaled $50,371 in 1999 versus $3,334 in 1998 as a result of a substantial increase in borrowing during 1999.

Net Loss

                               1999        %CHANGE        1998
                            ----------     -------     ----------

Net Loss                    $2,018,812       85%       $1,089,717


      Our net loss increased from $1,089,717 in 1998 to $2,018,812 in 1999 primarily due to the $825,000 amortization of software license fees in May 1999 as the result of the purchase of this software from HomeSeekers.com, Inc.


Liquidity And Capital Resources

      At September 30, 1999 our cash balance was $2,386 compared to $4,682 at September 30, 1998. We have experienced negative cash flow from operations since inception. Total assets decreased by approximately $900,000 during the last year as a result of the sale of marketable securities combined with the write-off of software licensing rights, upon the purchase of this software. Total liabilities increased approximately $516,000 during the fiscal year ended September 30, 1999. These increases were primarily in accounts payable, accrued expenses plus borrowing from related parties. Operations during fiscal 1999 were funded through the above-described activities plus the issuance of $200,000 of convertible debt and the sale of $50,000 of restricted common stock.

     Funds are currently being raised in a maximum $5,000,000 private offering to accredited investors. $1,116,250 has been raised to date. Product research, development and strategic acquisitions over the next year are projected to be significant. There are no plans to purchase or sell any physical plant or significant equipment. The number of employees may increase by 100% or more during the next year. In order to continue operations, it may be necessary to raise additional capital by borrowing or selling additional equity in our Company.

Need for Additional Capital

      Our business is capital intensive, particularly with respect to product development costs associated with the design and creation of interactive Internet sites, and our plan to grow through acquisitions and strategic alliances. Accordingly, we will require additional capital to support and expand our operations. To the extent that revenues from operations are insufficient and additional funding is required, public or private financing may not be available when needed or may not be available on terms favorable or acceptable to us, if at all. Failure to secure additional financing, if and when needed, may have a material adverse affect on our ability to implement our proposed business strategy.

Uncertainty of Product and Technology Development; Technological Factors

      We have not completed development and testing of certain of our proposed products and proposed enhancements to our products, some of which are still in the planning stage or in relatively early stages of development. Our success will depend in part upon the ability of our proposed products to meet targeted performance and cost objectives, and will also depend upon their timely introduction into the marketplace. We will be required to commit considerable time, effort and resources to finalize development of our proposed products and product enhancements. Although we anticipate that the development of our products and technology will be successfully concluded, our product development efforts are subject to all of the risks inherent in the development of new products and technology (including unanticipated delay, expenses and difficulties, as well as the possible insufficiency of funding to complete development). There can be no assurance as to when, or whether, such product development efforts will be successfully completed. In addition, there can be no assurance that our products will satisfactorily perform the functions for which they are designed, that they will meet applicable price or performance objectives or that unanticipated technical or other problems will not occur which would result in increased costs or material delay in their development. There can be no assurance that, despite testing by us and by current and potential end users, problems will not be found in new products after the commencement of customer use, resulting in loss of, or delay in, market acceptance.

Challenges of Growth

     We anticipate a period of rapid growth that is expected to place a strain on our administrative, financial and operational resources. Our ability to manage any staff and facilities growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to train, motivate and manage our employees. However, there can be no assurance that we will install such management information and control systems in an efficient and timely manner or that the new systems will be adequate to support our future operations. If we are unable to hire, train and retain qualified systems engineers and consultants to implement these services or are unable to manage the post-sales process effectively, our ability to attract repeat sales could be materially adversely affected, thereby limiting our growth opportunities. If our management is unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve adequate performance levels, our business, operating results and financial condition could be materially adversely affected.

Penny Stocks

      The Securities and Exchange Commission has adopted regulations that generally define a "penny stock" to be any equity security that has a market price (as defined) of less that $5.00 per share, subject to certain exceptions. Our common stock may be deemed to be a "penny stock" and thus may become subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the common stock is listed on the NASDAQ Small Cap Market. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may adversely affect the ability of holders of the common stock to resell their shares in the secondary market.

Impact of the Year 2000

       As of January 14, 2000 we have not experienced any significant problems resulting from the Year 2000 computer date issue. However, we could possibly see some problems in the future.

      The Securities and Exchange Commission, in Staff Legal Bulletin No. 5(CF/IM), has stated that public operating companies should consider whether they will be affected by any material expenditures, problems or uncertainties with the Year 2000 issue, which affects many existing computer systems that use only two digits to identify a year in the date field. We believe that the matters raised by Staff Legal Bulletin No. 5 are not applicable in any material way to our own systems, and we intend to confirm that any computer systems that we may purchase or lease in the future will have addressed the Year 2000 issue.

      We are currently determining the extent to which we may be impacted by third parties' failure to remedy their own year 2000 issues. We are having, and will continue to have, formal communications with our significant customers, payers, suppliers, and other third parties to determine the extent, if any, to which our interface systems could be impacted by any third party year 2000 issues and related remedies. There can be no assurance that the systems of other companies with which our systems interact will be timely converted and would not have an adverse effect on our business.

IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS STATE OF READINESS:

      We recognize the need to ensure our operations will not be adversely impacted by the inability of our systems to process data having dates on or after January 1, 2000 (the "Year 2000" issue). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. We are currently addressing the risk, with respect to the availability and integrity of our financial systems and the reliability of our operating systems, and are in the process of communicating with suppliers, customers, financial institutions and others with whom we conduct business transactions to assess whether they are Year 2000 compliant. At this time, we have not found any material deficiencies in significant vendors' or customers' computer operations.

COSTS ASSOCIATED WITH THE YEAR 2000 ISSUE:

     Though a thorough budget has not been prepared, we believe that the costs for evaluating and addressing Year 2000 issues relating to our internal and commercial software and hardware to be immaterial. This statement is forward-looking and subject to risks and uncertainties. No assurances can be given that, if an effective readiness plan can be designed and implemented that costs can be held to this level. Costs to address Year 2000 issues with third parties have not been estimated, though we expect that a substantial portion of such costs would be borne by the respective third parties.

RISKS OF YEAR 2000 ISSUES

      We are not aware of any specific issues which would have a material effect on our operations, liquidity or financial condition, but can make projections of reasonably likely, "worst case" scenarios which could have such an effect. An interruption of Internet or telecommunications services for an extended period of time would prevent us from providing service to a substantial portion of our customers, resulting in a material loss of revenue. A protracted "crash" of our internal networking and operating software would also result in a material loss of revenue as well as an interruption of research and development activities. This scenario could also result in financial systems not operating properly, which could hinder our ability to collect revenue and comply with financial reporting requirements. However, at this time, we do not anticipate that the financial impact of the Year 2000 issues will have a material adverse effect on our business, financial condition, or results of operations.

CONTINGENCY PLANS:

     At the present time we do not have a formal contingency plan in the event that we do not complete all phases of the Year 2000 efforts. We are currently evaluating the status of our progress to determine if such a plan is necessary.


ITEM. 7 FINANCIAL STATEMENTS

      Comparative Financial Statements appear in this report after the signature page.


ITEM. 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      There have been no changes in, or disagreements with our Independent Auditors on accounting or financial disclosure issues.


ITEM. 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The following table sets out the names, positions held and age of our executive officers and directors. Directors are elected by the stockholders and serve until their successors are elected. Officers are appointed by the Board of Directors and their appointment, except to the extent governed by contract, is at the discretion of the Board. An individual may serve as both a Director and Officer of our Company.


     Name           Age                    Position

Kirk Johnson        43             Chief Executive Officer,
                                   President, Secretary/Treasurer
                                   and Director

Bridget Becker      50             Vice President of Marketing

(Ms. Becker terminated her employment with us on January 6, 2000)


Scott Berry         41             Chief Financial Officer

Frank Howard        51             Chairman of the Board

     KIRK JOHNSON has served as our Chief Executive Officer, President, Secretary and Treasurer since January 1999, served as our Vice President from October 1997 to December 1998, and has been a Director since October 1997. Mr. Johnson has been involved in all phases of management of our Company. Mr. Johnson brings 17 years of investment and corporate management experience as owner and operator of Nevada-Johnson, Inc., a real estate development and construction firm, and has knowledge and experience in the capitalization of, and development of startup companies.

     BRIDGET BECKER served as our Vice President of Marketing from January 1999 until January 6, 2000. From September 1997 to December 1998 Ms. Becker
worked primarily in the Internet on-line  marketing area  for  us.    Bridget
is  an accomplished writer  and  researcher.   From February  1997 until
August 1997 Ms. Becker worked for a bookkeeping service. From January 1995 to January 1997 she published a monthly promotional newspaper.
Ms. Becker also worked for the Wilson, Frank and Associates Advertising Agency and for the Knoth and Meads Advertising Agency in the early 1980's.
Ms. Becker terminated her employment with the Company on January  6, 2000.

     SCOTT BERRY has served as our Chief Financial Officer since October 1999 and is responsible for investor relations, accounting, risk management and financial planning and control. Mr. Berry served as Chief Financial Officer of HomeSeekers.com, Inc., an Internet Company providing marketing services and products to real estate professionals, from October 1997 until September 1999. Between 1994 and October 1997, Mr. Berry served as Controller of several businesses including Dennis Banks Construction Company from February 1997 to October 1997, Advanced Plastic Molding, Inc. from April 1996 to January 1997, and Siller Brothers, Inc. from December 1994 to February 1996. From July 1993 to August 1994, Mr. Berry served as Vice President of Finance for Precision Resource Corporation, a software developer and computer hardware reseller. From September 1988 through June 1993, Mr. Berry was Chief Financial Officer of Lansmont Corporation, a developer and manufacturer of computer-based product and package test equipment. He started his career as a CPA with Ernst & Whinney, received his accounting degree from Chico State University and his MBA from Santa Clara University.

     FRANK HOWARD has served as our Chairman of the Board of Directors since January 1999 and has been a Director since December 1997. Mr. Howard founded Sales Technology, Inc. ("STI") in March 1989, a manufacturer's representative of industrial electronic products. Mr. Howard currently serves as President and CEO of STI. From 1976 to 1989 Mr. Howard worked for Bently Nevada Corporation, an international supplier of high-speed electronic monitoring devices, where his last position was acting Vice President of Sales.

Late Filings of Form 3's and Form 4's

     Mr. Kirk Johnson, Mr. Frank Howard and certain shareholders known to beneficially own more than 5% of our common stock have not filed their Form 3's and in some cases, Form 4's with the Securities and Exchange Commission
(SEC). Our Chief Financial Officer is in the process of notifying these people of their Section 16 filing requirements with the SEC.

ITEM.10 EXECUTIVE COMPENSATION

     The following table shows, for the three year period ended September
30, 1999, the cash and other compensation paid to its Chief Executive Officers and to each of the executive officers who had annual compensation in excess of $100,000.00 during the last fiscal year.

                        SUMMARY COMPENSATION TABLE

Name And   Fiscal Salary  Bonus Other Annual Awards     Securities Payouts All Other
Principal  Year                 Compensation Restricted Underlying  LTIP   Compensation
Position                                     Stock      Options    Payouts
                                             Awards     (SARS)#

Robert
Horn(1)
CEO,
Chairman   1999    45,000   -         -          -           -         -        -
and        1998   120,000   -         -          -           -         -        -
President  1997      -      -         -          -        100,00       -        -


Kirk
Johnson
(2)
Vice
President,
Secretary/
Treasurer,
CEO,       1999   136,917    -        -          -        200,000    -          -
President  1998   104,000    -        -          -           -       -          -
& Director 1997      -       -        -          -        180,000    -          -



  (1) Mr. Horn was Chairman of The Board, Chief Executive Officer and President from September 1997 until January 1999, when he resigned.

  (2) Mr. Johnson was Vice President, Secretary/Treasurer and Director from October 1997 until Mr. Horns' resignation in January 1999, when he accepted the additional responsibilities of President and CEO.

Employment Agreements

Subsequent To Year End

     Kirk Johnson CEO, President, Secretary/Treasurer and Director- On October 1, 1999 we entered into a five-year employment agreement with Mr. Johnson whereby he continues to serve as our CEO and Director. Mr. Johnson is entitled to receive a base salary of $130,000.00 annually, plus options to purchase 300,000 shares of our Common Stock at $1.00 per share. The options vest as follows; 100,000 on the date of the agreement, 100,000 one year thereafter and the remaining 100,000 two years thereafter. The options have a three-year life after vesting. As a director, we will reimburse Mr. Johnson for expenses comparably to other directors. Mr. Johnson will also receive a $200.00 monthly vehicle allowance.

Option Grants in Last Fiscal Year

      The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended September 30, 1999 to each person listed in the above Executive Officer Summary Compensation Table.




              Number of         % Of Total        Price     Expiration
Name          Securities         Options        ($/Shares)     Date
              Underlying        Granted to
               Options          Employees
              Granted (#)     In Fiscal Year

Kirk           200,000             92%            $1.00      DEC 2001
Johnson


      As of September 30, 1999, there were options outstanding to purchase an aggregate of 464,730 shares of the Company Common Stock.

      The following table covers information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended September 30, 1999 to each person named in the Summary Compensation Table and the unexercised options held at the end of the fiscal year.


              Aggregated Option/SAR Exercises in Last Fiscal Year
                     And Fiscal Year-End Option/SAR Values






                 Number                  Securities         Value of
                   of                    Underlying       Unexercised
                 Shares                  Unexercised      In-The-Money
                Acquired                Options/SARS      Options/SARS
                  on                      FY End #        At Year End $
                Exercise      Value      Exercisable/     Exercisable/
   Name        Realized #    Realized   Unexercisable     Unexercisable


Kirk Johnson       0            $0       380,000/0(1)     $159,120 / $0




(1) Does not include a stock option to purchase 300,000 shares at $1.00 per share granted to Mr. Johnson on October 1, 1999. This option vests 100,000 shares on October 1, 1999, 100,000 shares on October 1, 2000 and 100,000 shares on October 1, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding our Common Stock beneficially owned as of December 31, 1999 for (i) each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding Common Stock, (ii) each of our directors, (iii) each named executive officer (as defined in Item 402(a)(2) of Regulation SB), and (iv) all executive officers and directors as a group. At December 31, 1999 there were 6,180,218 shares of Common Stock outstanding. Except as specifically set forth in the notes below, the table does not give effect to 1,674,125 shares of Common Stock in the event of exercise of outstanding warrants, and up to 864,730 shares of Common Stock in the event of exercise of outstanding options.

Name and Address of        Amount and
  Beneficial Owner (1)     Nature of      Percentage
                           Beneficial        Of
                           Ownership        Class
                              (2)

Bridget Becker (3)           3,126            0.1%

Scott Berry (4)              8,088            0.1%

Frank Howard (5)            22,500            0.4%

Kirk Johnson (6)            675,221          10.1%

All directors and
 officers                   708,935          10.6%
As a group (four
 people)
HomeSeekers.com, Inc.       800,000          12.9%
(7)

Greg & Jeanie Johnson       925,499          14.0%
(8)

Ruth Kelly (9)              847,138          13.7%

Darin Murphy (11)           678,693          11.0%

Octagon Worldwide           385,058           6.0%
Limited (12)

Douglas Swanson (13)        450,000           6.8%

William Tomerlin (14)       525,000           8.5%

Huck Huckabay (15)          400,000           6.5%




(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified is 1662 North Highway 395, Suite 203, Minden, Nevada 89423-4328. Unless otherwise noted, we believe that all persons
named  in  the  table have   sole   voting  and  investment  power  with
respect  to  all   the   Shares beneficially owned by them.

(2)A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that warrants, options or convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days have been exercised or converted.

(3)Ms. Becker was our Vice President of Marketing through January 6, 2000. Includes options to purchase 3,126 shares of Common Stock.

(4)Mr. Berry is our Chief Financial Officer.

(5)Mr. Howard is Chairman of our Board of Directors. Includes warrants to purchase 10,000 Shares. Mr. Howard's address is 2911 South Shore Blvd., Suite 170, League, Texas 77573.

(6)Mr. Johnson is Chief Executive Officer, President, Secretary, Treasurer and a Director of our Company. Includes options to purchase 480,000 Shares.

(7)We purchased our iPong technology from HomeSeekers and continue to purchase programming services from HomeSeekers. HomeSeekers' address is 6490 South McCarran Blvd., Suite D-28, Reno, NV 89509.

(8)Includes warrants to purchase 451,250 Shares. Mr. Greg Johnson and Mrs. Jeannie Johnson are the brother, and sister-in-law, respectively, of Mr. Kirk Johnson. Mr. Greg Johnson is the Chief Technology Officer and a Director of HomeSeekers.com, Inc., ("HomeSeekers") and is a principal shareholder of HomeSeekers. HomeSeekers is also a principal shareholder of our Company. The Johnson's address is c/o HomeSeekers.com, Inc. 2241 Park Place, Suite E, Minden, NV 89423.

(9)Mrs. Kelly's address is 7230 Sierra Vista Way, Reno, NV 89511.

(10)Mr. McCalla's address is 1874 Milkweed Court, Gardnerville, NV 89410.

(11)Includes warrants to purchase 1,250 Shares. Mr. Murphy's address is 4465 Juniper Trail, Reno, NV 89509.

(12)Includes  warrants  to  purchase 250,000 Shares.   Octagon  Worldwide
Limited's  address  is  P.  O.  Box 146, Road Town,  Tortola,  British  Virgin
Islands.

(13)Mr. Swanson is Vice Chairman of the Board of Directors and Executive Vice President of HomeSeekers and is a principal shareholder of HomeSeekers. HomeSeekers is also a principal shareholder of our Company. Consists of
options  to  purchase  450,000  Shares.   Does  not  include  678,693   shares
beneficially owned by Darin Murphy, the son-in-law of Mr. Swanson, as to which shares Mr. Swanson disclaims beneficial ownership. Mr. Swanson's address is c/o HomeSeekers.com, Inc. 6490 South McCarran Blvd., Suite D-28, Reno, NV 89509.

(14) Includes warrants to purchase 5,000 Shares.

(15) Mr. Huckabay's address is 2531 Lake Ridge Shores Circle, Reno, NV 89509.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           During October 1998 a shareholder loaned us $40,000 during October 1998 and another $40,000 during September 1999. Interest was at 12% per annum, the notes were unsecured and warrants to purchase a total of 195,000 shares of common stock at $1.00 per share with a three-year life were issued as additional consideration to Mr. McCalla. $20,000 was repaid during April 1999, $20,000 was repaid during May 1999 and the $40,000 balance plus accrued interest was repaid to the shareholder during December 1999.

           During March 1999 we borrowed $50,000 from HomeSeekers.com, Inc., a shareholder with over 5% beneficial ownership in our Company, and a significant provider of programming and web site hosting services to us. Interest was at 12% per annum and the note was unsecured. During October 1999 we paid off this note and all accrued interest in the form of 53,800 shares of our restricted common stock, valued at $1.00 per share.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

A)   Index to Exhibits


Exhibits  Description of Documents

3.1 Articles Of Incorporation for WebQuest International, Inc. dated April 17, 1997 (1)
3.2       Articles Of Merger for WebQuest International, Inc. dated May 12,
          1997(1)
3.3       By-laws for WebQuest International, Inc. dated April 18, 1997(1)
10.1 Licensing Agreement between NDS Software, Inc. and WebQuest International, Inc.(1)
10.2      Bob Horn Employment Agreement dated September 24, 1997(1)
10.3      Kirk Johnson Employment Agreement dated October 1, 1997(1)
10.4      Scavengernet Purchase Agreement dated October 9, 1998(2)
10.5      Atari Contract dated July 3, 1997 (2)
10.6      Asset Purchase Agreement with Nancy Ann Rogers dated May 30, 1999
           (3)
10.7      Employment Agreement between Kirk Johnson and us dated October 1,
           1999 (3)
24.1      Power of Attorney (3)
27        Financial Data Schedule (3)

  (1)Incorporated by reference to Exhibits with corresponding numbers from the Company's Form 10-SB Registration Statement, as amended, as filed with the Securities and Exchange Commission.
  (2)Incorporated by reference to Exhibits with corresponding numbers from the Company's Form 10-KSB for year ended September 30, 1998.
  (3)Included with this document.


B)   Reports on Form 8-K.

None.

                                  SIGNATURES

            In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WebQuest International, Incorporated
                                   (Registrant)

Date:          January 14, 2000    By: /s/ Scott Berry
                                   Scott Berry
                                   Chief Financial Officer


         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Berry and Kirk Johnson, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.


            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:          January 14, 2000

By: /s/ Kirk Johnson               By: /s/ Frank Howard
Kirk Johnson                       Frank Howard
Chief Executive Officer            Chairman of the Board
President, Treasurer,
Secretary and Director

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                             FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1999 and 1998




















                        PRITCHETT, SILER & HARDY, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]




                                   CONTENTS

                                                               PAGE

        -  Independent Auditor's Report                          1


        -  Balance Sheets, September 30, 1999 and 1998         2 - 3


        -  Statements of Operations, for the years ended
             September 30, 1999 and 1998 and from inception
             on November 5, 1996 through September 30,
             1999                                               4


        -  Statement of Stockholders' Equity, from inception
             on November 5, 1996 through September 30, 1999   5 - 8


        -  Statements of Cash Flows, for the years ended
             September 30, 1999 and 1998 and from inception
             on November 5, 1996 through September 30,
             1999                                            9 - 10


        -  Notes to Financial Statements                    11 - 25

                         INDEPENDENT AUDITOR'S REPORT



Board of Directors
WEBQUEST INTERNATIONAL, INC.
Minden, Nevada

We have audited the accompanying balance sheets of Webquest International, Inc. [a development stage company] as of September 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1999 and 1998 for the period from inception on November 5, 1996 through September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webquest International, Inc. as of September 30, 1999 and 1998, and the results of its operations and its cash flows for the years ended September 30, 1999 and1998 and for the period from inception through September 30, 1999, in conformity with generally accepted accounting principles.



/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

December 22, 1999
Salt Lake City, Utah

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                                BALANCE SHEETS


                                    ASSETS





                                              September 30,
                                         ________________________
                                             1999         1998
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $   2,386    $   4,682
  Marketable Securities, available-
    for-sale                                      -      107,451
  Employee advances                             671          258
  Accounts receivable                         3,980            -
                                         ___________  ___________
        Total Current Assets                  7,037      112,391
                                         ___________  ___________

PROPERTY AND EQUIPMENT, net                  53,846       21,875
                                         ___________  ___________
OTHER ASSETS:
  Software licensing rights, net                  -      825,000
  Refundable deposits                         3,201        3,751
                                         ___________  ___________
        Total Other Assets                    3,201      828,751
                                         ___________  ___________
                                          $  64,084    $ 963,017
                                         ___________  ___________
























                                  [Continued]

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                                BALANCE SHEETS

                                  [Continued]


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                      September 30,
                                                 ________________________
                                                     1999         1998
                                                 ___________  ___________
CURRENT LIABILITIES:
  Accounts payable                                $ 204,530    $  71,114
  Advances - related parties                              -        6,500
  Notes payable - related parties                   342,909       17,582
  Other accrued liabilities                         139,601      100,989
  Accrued dividends payable                          58,770       30,779
  Current portion - capital lease obligation          3,360        2,420
                                                 ___________  ___________
        Total Current Liabilities                   749,170      229,384
                                                 ___________  ___________

CAPITAL LEASE OBLIGATION, less current portion        3,778        7,137
                                                 ___________  ___________
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, 0 and 396,000
   shares of 12% Series B convertible preferred
   stock issued and outstanding for which
   500,000 shares have been authorized                    -          396
  Common stock, $.001 par value, 20,000,000
   shares authorized, 4,870,618 and 4,258,618
   shares issued and outstanding                      4,871        4,259
  Capital in excess of par value                  2,909,909    2,630,515
  Deficit accumulated during the
   development stage                             (3,567,530)  (1,548,718)
                                                 ___________  ___________
                                                   (652,750)   1,086,452

  Less:  Receivable stock subscription              (36,114)     (36,114)
         Deferred compensation expense
          in accordance with APB 25                       -     (239,407)
         Unrealized (loss) - marketable
          securities                                      -      (84,435)
                                                 ___________  ___________
        Total Stockholders' Equity Deficit         (688,864)     726,496
                                                 ___________  ___________
                                                  $  64,084    $ 963,017
                                                 ___________  ___________








  The accompanying notes are an integral part of these financial statements.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                           STATEMENTS OF OPERATIONS


                                            For the            From Inception
                                           Year Ended          on November 5,
                                         September 30,          1996 Through
                                  ___________________________   September 30,
                                       1999         1998            1999
                                  _____________ _____________  ______________

REVENUE                            $    21,523   $         -     $    21,523
                                  _____________ _____________  ______________

EXPENSES:
  Selling expense                      151,962       137,906         489,158
  General and administrative         1,802,644       661,671       2,720,697
  Compensation expense recorded
   in accordance with APB 25 for
   stock options issued below
   market value                         22,110       269,390         295,423
                                  _____________ _____________  ______________
        Total Expenses               1,976,716     1,068,967       3,505,278
                                  _____________ _____________  ______________
LOSS FROM OPERATIONS                (1,955,193)   (1,068,967)     (3,483,755)
                                  _____________ _____________  ______________
OTHER INCOME (EXPENSE):
  Gain on sale of marketable
   securities                           14,743        13,363          25,106
  Interest expense                     (50,392)       (3,334)        (56,132)
  Interest income                           21             -              21
                                  _____________ _____________  ______________
        Total Other Income
         (Expense)                     (35,628)       10,029         (25,005)
                                  _____________ _____________  ______________

LOSS BEFORE INCOME TAXES            (1,990,821)   (1,058,938)     (3,508,760)

CURRENT TAX EXPENSE                          -             -               -

DEFERRED TAX EXPENSE                         -             -               -
                                  _____________ _____________  ______________

NET LOSS                           $(1,990,821)  $(1,058,938)    $(3,508,760)

LESS:  PREFERRED DIVIDEND
  REQUIREMENTS                         (27,991)      (30,779)        (58,770)
                                  _____________ _____________  ______________
NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS              $(2,018,812)  $(1,089,717)    $(3,567,530)
                                  _____________ _____________  ______________

LOSS PER COMMON SHARE              $      (.45)  $      (.28)    $     (1.00)
                                  _____________ _____________  ______________




  The accompanying notes are an integral part of these financial statements.


                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                          THROUGH SEPTEMBER 30, 1999

                                                                                                         Deficit
                                                                                              Accumulated
                                             Preferred Stock       Common Stock     Capital in During the
                                            __________________ ____________________ Excess of  Development
                                             Shares    Amount    Shares    Amount   Par Value    Stage
                                            _________ ________ __________ _________ __________ ___________
BALANCE, November 5, 1996                           - $      -          - $       - $        -  $       -

Issuance of 2,438,333 shares common stock
 for cash, January 1997, at $.123 per share         -        -  2,438,333     2,438    297,562          -

Issuance of 116,667 shares common stock
 for services, January 1997, at $.116 per
 share                                              -        -    116,667       117     13,417          -

Recapitalization of Phaser, issuance of
 200,201 shares of common stock for
 Phaser stock, May 1997                             -        -    200,201       200     (2,282)         -

Issuance of 93,750 shares preferred and
 common stock for cash, March through
 September 1997, at $1.00 per share            93,750       94     93,750        94    187,312          -

Issuance of 30,000 shares common stock
 for services, August 1997, at $1.00 per
 share                                              -        -     30,000        30     29,970          -

Issuance of 700,000 shares common stock
 for licensing agreement, at $1.00 per
 share, September 1997                              -        -    700,000       700    699,300          -

Granting of options to acquire 400,000
 shares of common stock at below market
 value.  Compensation expense calculated
 in accordance with APB 25.                         -        -          -         -    353,600          -

Net loss for the period ended
 September 30, 1997                                 -        -          -         -          -   (459,001)

                                            _________ ________ __________ _________ __________ ___________
BALANCE, September 30, 1997                    93,750 $     94  3,578,951 $   3,579 $1,578,879  $(459,001)

Issuance of 251,000 shares preferred
 and common stock for cash, October,
 1997 through September, 1998 at
 $1.00 per share                              251,000      251    251,000       251    501,498          -

Issuance of 126,943 shares preferred and
 common stock for non-cash consideration,
 July, 1998 at $1.00 per share                126,943      127    126,943       127    253,632          -




                                  [Continued]


                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                          THROUGH SEPTEMBER 30, 1999

                                  [Continued]

                                                                                                Deficit
                                                                                              Accumulated
                                             Preferred Stock       Common Stock     Capital in During the
                                            __________________ ____________________ Excess of  Development
                                             Shares    Amount    Shares    Amount   Par Value    Stage
                                            _________ ________ __________ _________ __________ ___________
Issuance of 18,057 shares preferred and
 common stock at $1.00 per share,
 accounted for as a subscription receivable,
 July to September, 1998                       18,057       18     18,057        18     36,078           -

Granting of options to an officer to
 acquire 150,000 shares of common
 stock at below market value.
 Compensation expense calculated
 in accordance with APB 25, October 1997            -        -          -         -    132,600           -

Granting of options to an officer to acquire
 30,000 shares of common stock at below
 market value.  Compensation expense
 calculated in accordance with APB 25,              -        -          -         -     26,520           -

Issuance of 50,000 shares common stock
 upon exercise of options by an officer,
 February 1998, at $.116 per share                  -        -     50,000        50      5,750           -

Issuance of 50,000 shares common stock
 upon exercise of options by an officer,
 July 1998, at $.116 per share                      -        -     50,000        50      5,750           -

Issuance of 5,000 shares common stock to
 an officer for cash at $1.00 per share,
 July, 1998                                         -        -      5,000         5      4,995           -

Issuance of 62,000 shares common stock
 for consulting services at $1.00 per share,
 May, 1998                                          -        -     62,000        62     61,938           -

Issuance of 22,898 shares of common stock
 for consultation, programming and other
 services rendered at $1.00 per share, to
 employees, officers and directors of the
 Company                                            -        -     22,898        23     22,875           -

Assumed mandatory conversion of Series B
 preferred stock during the period ended
 September 30, 1998                           (93,750)     (94)    93,750        94          -           -

                                  [Continued]


                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                          THROUGH SEPTEMBER 30, 1999

                                  [Continued]

                                                                                                Deficit
                                                                                              Accumulated
                                             Preferred Stock       Common Stock     Capital in During the
                                            __________________ ____________________ Excess of  Development
                                             Shares    Amount    Shares    Amount   Par Value    Stage
                                            _________ ________ __________ _________ __________ ___________
Accrued preferred dividends for period
 ending September 30, 1998                          -        -          -         -          -     (30,779)

Shares issued due to rounding                       -        -         19         -          -           -

Net loss for the year ended September 30,
 1998                                               -        -          -         -          -  (1,058,938)
                                            _________ ________ __________ _________ __________ ___________
BALANCE, September 30, 1998                   396,000 $    396  4,258,618 $   4,259 $2,630,515 $(1,548,718)

Issuance of 50,000 shares of common stock
 upon exercise of warrants at $1.00 per
 share                                              -        -     50,000        50     49,950           -

Stock offering cost                                 -        -          -         -    (40,000)          -

Issuance of 20,000 shares of common stock
 for interest valued at $1.00 per share             -        -     20,000        20     19,980           -

Issuance of 20,000 shares of common stock
 for services valued at $1.00 per share             -        -     20,000        20     19,980           -

Issuance of 26,000 shares of common
 stock for purchase of software at
 $1.00 per share                                    -        -     26,000        26     25,974           -

Issuance of 100,000 shares of common
 stock for purchase of software at $1.75
 per share, May 1999                                -        -    100,000       100    174,900           -

Assumed mandatory conversion of Series B
 preferred stock during the period ended
 September 30, 1999                          (396,000)    (396)   396,000       396          -           -

Accrued preferred dividends for period
 ending September 30, 1999                          -        -          -         -          -     (27,991)

Granting of options and warrants to acquire
 common stock at below market value.
 Compensation expense calculated in
 accordance with APB25                              -        -          -         -     22,110           -


                                  [Continued]

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                          THROUGH SEPTEMBER 30, 1999

                                  [Continued]

                                                                                                Deficit
                                                                                              Accumulated
                                             Preferred Stock       Common Stock     Capital in During the
                                            __________________ ____________________ Excess of  Development
                                             Shares    Amount    Shares    Amount   Par Value    Stage
                                            _________ ________ __________ _________ __________ ___________
Granting of warrants to acquire common stock
 at below market value in relations to note
 payable.  Interest expense calculated in
 accordance with APB25                              -        -          -         -      6,500           -

Net loss for the year ended
 September 30, 1999                                 -        -          -         -          -  (1,990,821)
                                            _________ ________ __________ _________ __________ ___________


BALANCE, September 30, 1999                         - $      -  4,870,618 $   4,871 $2,909,909 $(3,567,530)
                                            _________ ________ __________ _________ __________ ___________































   The accompanying notes are an integral part of this financial statement.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                           STATEMENTS OF CASH FLOWS

                          Increase (Decrease) in Cash

                                              For the Year        From Inception
                                                  Ended           on November 5,
                                      ___________________________  1996 Through
                                      September 30, September 30,  September 30,
                                           1999        1998            1999
                                      _____________ _____________ ______________
Cash Flows from Operating Activities:
 Net loss applicable to common
  stockholders                         $(2,018,812)  $(1,089,717)   $(3,567,530)
 Adjustments to reconcile net loss to
  net cash used by operating
  activities:
   Depreciation and amortization           941,515       103,167      1,120,053
   Stock issued for services and goods     300,407        89,038        432,978
   APB 25 compensation recorded for
    stock options issued below market
    value                                   28,610       269,390        301,923
   Changes in assets and liabilities:
    (Decrease) in employee advances           (413)         (258)          (671)
    Increase (Decrease) in accounts
     payable                               133,416       (69,782)       204,530
    (Increase) Decrease in advances
     - related parties                      (6,500)        6,200              -
    Increase in accrued liabilities         38,612        88,642        139,601
    (Decrease) in accounts receivable       (3,980)            -         (3,980)
                                      _____________ _____________ ______________
        Net Cash (Used) by Operating
         Activities                       (587,145)     (603,320)    (1,373,096)
                                      _____________ _____________ ______________
Cash Flows from Investing Activities:
 (Increase) Decrease in refundable
  deposits                                     550        (3,751)        (3,201)
 Purchase of equipment                      (8,486)      (19,326)       (33,899)
 Purchase of software licensing rights           -             -       (300,000)
 Proceeds from marketable securities
  sales                                    191,886        70,363        262,249
                                      _____________ _____________ ______________

        Net Cash Provided (Used) by
         Investing Activities              183,950        47,286        (74,851)
                                      _____________ _____________ ______________

Cash Flows from Financing Activities:
 Proceeds from notes payable               371,327        18,500        499,827
 Payments on notes payable                 (46,000)      (16,152)      (159,532)
 Payments on capital lease obligation       (2,419)         (332)        (2,751)
 Proceeds from preferred stock issuance          -       251,000        344,750
 Proceeds from common stock issuance        50,000       267,600        709,269
 Increase in accrued dividends payable      27,991        30,779         58,770
                                      _____________ _____________ ______________

        Net Cash Provided by
         Financing Activities              400,899       551,395      1,450,333
                                      _____________ _____________ ______________

Net Increase (Decrease) in Cash             (2,296)       (4,639)         2,386

Cash at Beginning of Period                  4,682         9,321              -
                                      _____________ _____________ ______________

Cash at End of Period                  $     2,386   $     4,682   $      2,386
                                      _____________ _____________ ______________


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year and from inception for:
    Interest                           $     2,175   $       541   $     2,890
    Income taxes                       $         -   $         -   $         -
                                  [Continued]

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                     STATEMENTS OF CASH FLOWS [Continued]

                          Increase (Decrease) in Cash

                                  [Continued]

Supplemental Schedule of Non-Cash Investing and Financing Activities:
  For the period ended September 30, 1999:
     The Company has accounted for 396,000 shares of common stock due to the mandatory conversion of 396,000 preferred shares.

     The Company issued 26,000 shares of common stock valued at $26,000 to purchase software.

     The Company issued 100,000 shares of common stock valued at $175,000 to purchase software.

     The Company issued 20,000 shares of common stock valued at $20,000 as payment for additional interest on interest bearing debt.

     The Company issued 20,000 shares of common stock to an individual for services rendered valued at $20,000.

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

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - WebQuest International, Inc. (the Company) was organized under the laws of the State of Nevada on November 5, 1996 as IPONG International, Inc., but subsequently reorganized with WebQuest International, Inc. (which was formed to serve as a vehicle for a reorganization of the Company). During April 1997, the Company entered into a plan and agreement of merger with Phaser Enterprises, Inc. ["Phaser"], a publicly held Utah corporation wherein the operations of the Company is the surviving entity. The Company is considered a development stage company as defined in SFAS No. 7. The Company is engaging in the business of developing and marketing an interactive game arcade, known as the iPONG Game Arcade on the Internet. The Company derives its revenue from tournament fees, annual subscriptions, and the sale of advertising. The Company may also pursue other Internet related businesses.

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

  Revenue Recognition - Revenue is recognized at the time of the sale.

  Earnings (Loss) Per Share - Effective for the year ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which requires the Company to present basic earnings
  (loss) per share and dilutive earnings (loss) per share when the effect is dilutive. There was no effect on the financial statements for the change in accounting principle [See Note 12].

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

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently  Enacted  Accounting Standards - Statement  of  Financial  Accounting
  Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities." and SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were recently issued. SFAS No. 132, 133, 134 and 135 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - MARKETABLE SECURITIES

  During the year ended September 30, 1998, the Company accepted 53,924 shares of marketable securities valued at $248,886 in an entity, which is a shareholder of the Company, for the purchase of 124,443 shares of common and preferred stock of the Company. During the year ended September 30, 1998, the Company sold 12,000 shares of the marketable securities for $70,363 and realized a gain of $13,363. As of September 30, 1998 the remaining marketable securities had a value of $107,451 and the Company recorded an unrealized loss on such securities of $84,435, which was subtracted from stockholders' equity. As of September 30, 1999, the Company has sold all marketable securities. A gain of $14,743 was realized during 1999.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SOFTWARE LICENSE RIGHTS

  Licensing and Marketing Agreement - During December 1996, the Company paid $300,000 for an option to acquire licensing rights to an interactive advertising game for use on the Internet. On January 5, 1997, the Company exercised its option and entered into a licensing and marketing agreement (with technical support) with a Nevada corporation, HomeSeekers.com, Inc. (formerly, NDS Software, Inc.), that owns the software rights. The license agreement has a ten-year term, which automatically renews for an additional ten-year term, and allows the Company to develop, use, and market the product on an exclusive basis. Licensing rights are capitalized and amortized on a ten-year basis (the original life of the agreement). Database management costs (including programming costs) are expensed as incurred and amounted to $102,462 for the year ended September 30, 1998. As consideration for this agreement the Company agreed: i) to pay $58,333 per month for a year, commencing January 5, 1997. During September 1997, the Company issued 700,000 shares of restricted common stock at an agreed upon value of $700,000 (or $1.00 per share) for full consideration of the one year, $58,333 per month payment. ii) to pay 7% of gross revenues for the first year after the live date (April 1, 1998), 10% of gross revenues for the second year after the live date, and 15% thereafter. iii) to pay $20,000 per month commencing at the live date for "website" fees to the Nevada corporation. During July 1998, the payment of $20,000 per month was amended to a pro-rata charge for services. and iv) to pay $125 per hour for Webpage development, website changes or customization, and management consulting, plus $0.50 per question for question development to the Nevada corporation for technical support. Upon merger with IPONG International, Inc. on April 18, 1997, Webquest assumed the rights and obligations to this agreement. HomeSeekers.com, Inc. is considered to be a related entity because it is a major shareholder.

  During May 1999, the license agreement was canceled and the Company fully expensed the licensing rights. Amortization expense for the year ended September 30, 1999 amounted to $825,000. Also during May 1999, the Company entered into a new agreement with HomeSeekers.com wherein the new agreement provided for the transfer of ownership to the Company of the technology rights, software and source code that was previously licensed. As consideration, the Company agreed to pay a royalty of 7% of gross revenues for a period of five years and to issue 100,000 shares of common stock to HomeSeekers.com valued at $175,000. As the technology was purchased from a related party, the Company recorded the purchase at the carry over-basis of the technology of $0, resulting in the $175,000 being expensed. The Company will continue its business relationship with HomeSeekers.com for such things as consultation, programming services and Website hosting.

  Non-exclusive License Agreement - On July 3, 1997, the Company entered into a non-exclusive licensing agreement with a Delaware corporation, Atari-JTS Corp. that owns the software, programs, trade names, trademarks, promotional material, and intellectual property for use on the Internet. The agreement with the Company has a five year term, which is renewable for an additional five years if minimum royalty fees received are at least $400,000 over the five year period, and allows the Company to license and use the game (Pong) in connection with its "website" on a non-exclusive basis. As consideration for this agreement the Company paid a $5,000 non-refundable execution of agreement fee. The Company also agreed to pay a quarterly 1/10 of one cent ($.001) royalty fee for each player who accesses Pong; with a base amount of $5,000 per quarter to the Delaware corporation if the number of Pong players fails to exceed 5,000,000 in each quarter. Royalty fees are expensed as incurred. Royalty expense amounted to $21,667 and $23,333 for the years ended
  September 30, 1999 and 1998, respectively.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation as of September 30, 1999 and 1998:

                                            1999       1998
                                         _________  _________
         Office equipment                 $15,577    $13,299
         Computer equipment                18,322     12,114
         Software                          65,000          -
                                         _________  _________
                                           98,899     25,413
         Less:  accumulated depreciation  (45,053)    (3,538)
                                         _________  _________
                                          $53,846    $21,875
                                         _________  _________

  Depreciation expense for the year and period ended September 30, 1999 and 1998 amounted to $41,515 and $3,167, respectively.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

  Notes payable consist of the following at September 30:

                                                         1999       1998
                                                      _________  _________
  Notes payable to a shareholder of the Company,
    annual compounding interest at 12%, due upon
    demand, unsecured                                 $ 17,062   $ 15,234

  Notes payable to a shareholder of the Company,
    interest at 10% and 12%, due upon demand,
    unsecured                                            4,294        294

  Note payable to a shareholder of the Company,
    interest at 12%, due upon demand, unsecured          4,313         54

  Note payable to an entity related to a shareholder
    of the Company, annual compounding interest
    at 12%, due upon demand, unsecured                   2,240      2,000

  12% unsecured demand notes payable to a
    shareholder of the Company                          40,000          -

  12% unsecured convertible notes payable to a
    shareholder of the Company                         200,000          -

  12% unsecured demand note payable to a
    shareholder of the Company                          15,000          -

  12% unsecured demand note payable to a
    shareholder of the Company                          10,000          -

  12% unsecured demand note payable to a related
    entity, which is a shareholder of the Company       50,000          -
                                                      _________  _________
                                                      $342,909   $ 17,582
                                                      _________  _________

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

  Series B Convertible Preferred Stock - The Company authorized 500,000 shares of preferred stock to be designated as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock pays dividends at the rate of 12% and is fully cumulative. The Series B Convertible Preferred Stock shall be entitled to receive dividends, commencing December 1, 1998, at an annual rate of 12% per share out of the funds legally available and to the extent declared by the Board of Directors. The dividends shall be payable in semi-annual installments on December 1 and June 1 commencing December 1, 1998. The dividends may be paid either in cash, in common stock of the corporation or a combination thereof. The Series B Convertible Preferred Stock will be automatically converted to one (1) share common stock one year from the date of issuance. The holders of Series B Convertible Preferred Stock shall be entitled to one (1) vote for each share of Series B Convertible Preferred
  Stock held. As of September 30, 1999, the Company has accrued preferred dividends of $58,770. During the year ended September 30, 1999, 212,250 shares of preferred stock have been accounted for as converted to 212,250 shares of common stock due to the automatic conversion of preferred to common at one year from date of issuance. At September 30, 1999, all previously issued shares of preferred stock were considered converted to common stock.

  Common Stock - During the year ended September 30, 1999, the Company made various issuances of common stock. A total of 40,000 shares were issued for services and interest.

  During the year ended September 30, 1998, the Company made various issuances of common stock. A total of 22,898 shares were issued to employees, officers and directors for consultation, programming, or other services rendered. The stock was valued at $1.00 per share. The Company also issued 62,000 shares of common stock valued at $1.00 per share and 100,000 warrants to purchase common stock at $2.00 per share to an entity pursuant to a consultation agreement.

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

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK [Continued]

  Public Offering - During the period from March through September 1997, the Company sold 93,750 shares of common stock and 93,750 shares of series B preferred stock pursuant to a public offering. From October 1997 through September 1998, the Company sold an additional 396,000 shares of common and preferred stock. This offering was made in reliance on Rule 504 of Regulation D under the Securities Act of 1933. An offering price of $10,000 per unit was arbitrarily determined by the Company and the sales agent. Each unit sold consisted of 5,000 shares of common stock,
  2,500 warrants to purchase common  stock  and 5,000 shares of Series B
  12% convertible preferred stock. Total proceeds from the stock sold through September 30, 1997 amounted to $187,500. Proceeds from the subsequent sales
  through  September 1998  amounted  to  $792,000.   The  warrants  are
  exercisable at $7.50 per share commencing July 11, 1999 and continuing until July 11, 2000. The warrants are subject to redemption by the Company at $.01 per warrant provided the common stock of the Company has traded at a price of more than $10.00 for 10 consecutive days concluding within any 20 consecutive day period immediately prior to the date the Company has provided notice of such redemption. Included in the above sales are 2,500 shares of common and preferred stock, which were issued for legal fees and 124,443 shares of common and preferred stock, which were issued in return for marketable securities [See Note 3].

  Confidential Offering Memorandum - During April 1999, the Company issued 20,000 shares of its common stock as an incentive to acquire $200,000 in convertible promissory notes. Also during April 1999, the Company issued 20,000 shares of its common stock as a finder's fee in acquiring the $200,000 in convertible promissory notes [See Note 6].

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

  iPONG - During May 1999, the Company issued 100,000 shares of common stock for the purchase of the previously licensed Internet software called iPONG valued at $175,000 or $1.75 per share.

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

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK [Continued]

  Stock Subscriptions - During the year ended September 30, 1998 the Company issued a total of 18,057 shares of common stock and 18,057 shares of preferred stock, pursuant to its public offering (see above), where the stock was issued but the consideration has not yet been received. Management believes the consideration will be received in full and has recorded an account receivable for the consideration amounting to $36,114. The subscription receivable has been reflected in the financial statements as a reduction to stockholders' equity. Subsequent to the date of this audit, $12,114 was received in October 1999. [See Note 13]

  Warrants - At September 30, 1998, the Company had 244,875 warrants to purchase common stock outstanding that were issued in conjunction with the public stock offering (see above). The warrants are exercisable at $7.50 per share and are subject to redemption by the Company at $.01 per share under the conditions explained above (See Public Offering). As of September 30, 1999 and 1998, none of the warrants have been exercised.

  Also at September 30, 1999, the Company had an additional 1,491,125 warrants outstanding to purchase common stock at prices ranging from $.87 to $7.50 per share and expiring through June 1, 2001 that were issued in conjunction with the Company obtaining financing and for consulting services.

NOTE 8 - STOCK OPTIONS

  During September 1997, the Company granted options to an officer of the Company to purchase 400,000 shares of common stock at $.116, which was below the current market value of $1.00 per share. Total compensation expense (in accordance with APB 25) of $353,600 has been calculated with $3,923 being recorded as a compensation expense through September 30, 1997 and $176,752 for the year ended September 30, 1998. $239,407 was recorded to expense during 1999. The deferred portion of $172,925 as of September 30, 1998, is recorded as a reduction to stockholders' equity. During February 1998, the officer exercised 50,000 options for $5,800 or $.116 per share. During July 1998, the officer exercised an additional 50,000 shares for $5,800 or $.116 per share. During the year ended September 30,1999 no options were exercised by officers. As of September 30, 1999 all deferred compensation was expensed.

  During October 1997, the Company granted options to the Vice-President of the Company to purchase 150,000 shares of common stock at $.116, which was below the current market value of $1.00 per share. Total compensation expense (in accordance with APB 25) of $132,600 has been calculated with $66,118 being recorded as compensation expense for the year ended September 30, 1998. The deferred portion of $66,482 as of September 30, 1998, is recorded as a reduction to stockholders' equity. As of September 30, 1999 all deferred compensation was expensed.

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

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTIONS [Continued]

  A summary of the status of the options granted under agreements at September 30, 1999 and 1998, and changes during the year and period then ended are presented in the table below:

                                       1999                       1998
                           __________________________ __________________________
                                     Weighted Average           Weighted Average
                             Shares   Exercise Price   Shares    Exercise Price
                           _________ ________________ _________ ________________
  Outstanding at beginning
   of period                482,500    $       .112    400,000    $      .116
  Granted                   615,564           1.00     382,500           .479
  Exercised                       -               -   (100,000)          .116
  Forfeited                       -               -   (200,000)          .80
  Canceled                 (633,334)           .116          -              -
                           _________ ________________ _________ ________________
  Outstanding at end of
   period                    464,730   $       .73     482,500    $      .12
                           _________ ________________ _________ ________________

  Exercisable at end of
   period                    464,730   $       .73     130,313    $      .117
                           _________ ________________ _________ ________________
  Weighted average fair
   value of options
   granted                   615,564   $       .06     382,500    $      .52
                           _________ ________________ _________ ________________


  The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants during the year ended September 30, 1999 and 1998: risk-free interest rate of 5.2% and 5.6%, expected dividend yield of zero, expected lives of 4 and 5 years and expected volatility of 130% and 167%.

  A summary of the status of the options outstanding under agreements at September 30, 1999 is presented below:

                     Options Outstanding          Options Exercisable
            ____________________________________ _____________________
                           Weighted
                           -Average    Weighted              Weighted
    Range of               Remaining   -Average              -Average
    Exercise    Number    Contractual  Exercise    Number    Exercise
     Prices   Outstanding    Life        Price   Exercisable   Price
    ________ ____________ ____________ _________ ___________ _________
    $   .116    180,000      3 years   $    .116   180,000   $    .116
    $  1.00     218,064      3 years   $   1.00    218,064   $   1.00
    $  1.50      66,666      5 years   $   1.50     66,666   $   1.50

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


                                              For the
                                             Year Ended         From Inception
                                            September 30,          Through
                                    ___________________________  September 30,
                                         1999          1998         1999
                                    _____________ _____________ ______________
 Net Loss applicable
  to common stockholders
                   As reported       $(2,018,812)  $(1,089,717)  $(3,567,530)
                   Proforma          $(2,028,837)  $(1,089,717)  $(3,577,555)

 Earnings per Share
                   As reported       $      (.45)  $      (.28)  $     (1.00)
                   Proforma          $      (.45)  $      (.28)  $     (1.00)

NOTE 9 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards(SFAS) No.109 Accounting for Income taxes.
  SFAS 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At September 30, 1999 and 1998, the total of all deferred tax assets was $1,054,719 and $460,396 and the total of the deferred tax liabilities was $0 and $80,378. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $1,054,719 and $380,018 as of September 30, 1999 and 1998, which has been offset against the net deferred tax assets. The net change in the valuation allowance during the years ended September 30, 1999 and 1998 amounted to approximately $674,701 and $334,610.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES [Continued]

  The components of income tax expense from continuing operations for the years ended September 30, 1999 and 1998 consist of the following:

                                                     1999            1998
                                                  __________      __________
    Current income tax expense:
     Federal                                      $       -       $       -
     State                                                -               -
                                                  __________      __________
      Net tax expense                                     -               -
                                                  __________      __________
    Deferred tax expense (benefit) arising from:
     Excess of tax over financial
       accounting depreciation                    $(324,016)      $ (10,706)
     Excess of tax over financial
       accounting compensation                       10,512         (10,512)
     Carryforwards of excess contributions                -            (156)
     Deferred compensation - stock options          (80,378)        (38,513)
     Net operating loss carryforward               (280,819)       (274,723)
     Valuation allowance                            674,701         334,610
                                                  __________      __________
      Net deferred tax expense                    $       -       $       -
                                                  __________      __________

  Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

  A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                                     1999            1998
                                                  __________      __________

    Computed tax at the expected
      statutory rate                                 34.00%          34.00%
                                                  __________      __________
    State and local income taxes, net of
      federal benefit                                     -               -
    Other                                              (.11)           (.22)
    Deferred compensation - stock options                 -           (2.18)
    Valuation allowance                              (33.89)         (31.60)
                                                  __________      __________
    Income tax expense                                    -               -
                                                  __________      __________

  As of September 30, 1999 and 1998 the Company has net tax operating loss (NOL) carryforwards available to offset its future income tax liability of approximately $2,092,891 and $1,266,953 that expire in various years through 2019.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES [Continued]

  The temporary differences and carryforwards gave rise to the following deferred tax asset (liability) at September 30, 1999 and 1998:

                                                      1999        1998
                                                  ___________  ___________
        Excess of tax over book accounting
          depreciation                            $  342,980   $   18,964
        Excess of tax over book accounting
          compensation                                     -       10,512
        Contribution carryover                           156          156
        Deferred compensation - stock options              -      (80,378)
        Net operating loss carryover                 711,583      430,764

  As of September 30, 1999 and 1998 the deferred tax asset (liability) consisted of the following:
                                                      1999         1998
                                                  ___________  ___________
         Current deferred tax assets              $1,054,719   $  460,396
         Deferred tax assets (liabilities)                 -      (80,378)
                                                  ___________  ___________
                                                  $1,054,719   $  380,018
                                                  ___________  ___________

NOTE 10 - RELATED PARTY TRANSACTIONS

  Notes Payable - During the years ended September 30,1999 and 1998, the Company entered into several notes payable with shareholders. [See Note 6].

  During February 1998 through September 1998, a shareholder advanced the Company a total of $17,700. The advances were non-interest bearing and are due upon demand.

  Employment Agreements - During the years ended September 30, 1998 and 1997, the Company entered into four employment agreements with officers and employees of the Company.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS [Continued]

  The employment agreement for the position, which includes Vice-President, Secretary and Treasurer, was effective as of October 1, 1997 and has a term of two years. The agreement provides for a base salary of $2,000 per week ($104,000 per year) commencing December 1, 1997. For the period from October 1, 1997 through November 30, 1997 the employee received stock options as follows: 10,000 upon signing and 2,500 per week. The options vest on a monthly basis. At November 30, 1997, all 30,000 options received were fully vested. Beginning December 1, 1997, the employee can elect to receive options in lieu of cash salary at the rate of 2,500 options per week. The options will vest on a monthly basis. The employee may terminate the agreement on 30 days notice. No such election was made. The agreement also provided for stock options to be immediately granted to purchase 150,000 shares of registered common stock of the Company. Options to purchase 75,000 shares of common stock vest on October 1, 1998 while the remainder of the options (75,000 shares) vest on October 1, 1999. There are no restrictions on any of the underlying common stock except for those imposed under Rule 144 of the Securities Act of 1933, as amended. Once vested the options are exercisable for a three-year period from the date of vesting whether or not the employee is still employed by the Company. However, the employee must be employed by the Company on the date of vesting or the options for that date will not vest. The options are exercisable at $.116 per share which is less than the current market value of the stock on the date the agreement took effect and the options were granted [See Note 8].

  Subsequent to September 30, 1999 the vice president, secretary and treasurer was elected to be the chief executive officer. On the October 1, 1999 the Company entered into an employment agreement that calls for a base salary of $130,000 per year. The agreement also calls for 300,000 stock options at $1.00 per share to purchase employer common stock. The options vest as follows: 100,000 shares on October 1, 1999, 100,000 shares on October 1, 2000,
  100,000 shares on October 1, 2001.   The agreement also calls for a monthly
  auto allowance in the amount of $200.00 per month. There are no restrictions on any of the underlying common stock except for those imposed
  under Rule 144 of the Securities Act  of 1933.   The  term of the employment
  agreement shall end October 1,  2004  [See Note 13].

  NOTE 11 - LEASE OBLIGATIONS

  Operating Leases - During May 1998 and effective June 1998, the Company entered into a one-year lease agreement for office space in Minden, Nevada. The lease agreement calls for monthly rents of $815 and is for one year. The Company amended their lease agreement in Minden, Nevada, which calls for monthly rents of $1,204 and is for one year, which automatically renews for another year with an increase of .75% or $1,213. Rent expense amounted to $19,716 and $13,060 for the periods ended 1999 and 1998, respectively.

  Capital Lease - The Company is the lessee of equipment under a capital lease expiring in 2001. The assets and liabilities under the capital lease were recorded at the fair value of the assets at the time of purchase, which was the lower of the present value of the minimum lease payments or the fair value of the assets at the time of purchase. The assets are amortized over the related lease term. Amortization expense amounted to $3,296 and $1,057 for the assets under the capital lease as of September 30, 1999 and 1998 and the amortization expense has been included in depreciation expense for the years ended September 30, 1999 and 1998.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

  NOTE 11 - LEASE OBLIGATIONS [Continued]

  Equipment at September 30, 1999 and 1998 under capital lease obligations is as follows:

                                                 1999       1998
                                              _________  _________
         Office equipment                     $  9,889   $  9,889
         Less:  accumulated amortization        (4,353)    (1,057)
                                              _________  _________
                                              $  5,536   $  8,832
                                              _________  _________

  Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

  Future minimum lease payments for the year ended September 30:

                                                     Lease Payments
                                                     ______________
                      2000                              $  5,620
                      2001                                 4,684
                      2002                                     -
                      2003                                     -
                                                     ______________
               Total future minimum lease payments      $ 10,304
               Less:  amounts representing interest
                 and executory costs                      (3,166)
                                                     ______________
               Present value of the future minimum
                 lease payments                            7,138
               Less:  lease current portion               (3,360)
                                                     ______________
               Capital lease obligations - long term    $  3,778
                                                     ______________

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 12 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended September 30, 1999 and 1998 and from inception on November 5, 1996 through September 30, 1999:

                                              For the
                                             Year Ended         From Inception
                                            September 30,          Through
                                    ___________________________  September 30,
                                         1999          1998         1999
                                    _____________ _____________ ______________
    Income (loss) from continuing
     operations applicable to
     common stock                    $(1,990,821)  $(1,058,938)  $(3,508,760)

    Less:  preferred dividends           (27,991)      (30,779)      (58,770)
                                    _____________ _____________ ______________

    Income (loss) available to
     common stockholders used in
     earnings (loss) per share       $(2,018,812)  $(1,089,717)  $(3,567,530)
                                    _____________ _____________ ______________

    Weighted average number of
     common shares outstanding
     used in earnings (loss) per
     share during the period           4,473,733     3,852,383     3,537,806
                                    _____________ _____________ ______________


  Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive. The Company had at September 30, 1999, options and warrants to purchase 1,955,855 shares of common stock, at prices ranging from $.116 to $7.50 per share, that were not included in the computation of diluted earnings
  (loss) per share because their effect was anti-dilutive.

NOTE 13 - SUBSEQUENT EVENTS

  Acquisition - On January 13, 2000, the Company closed a purchase agreement with an individual to purchase the internet site chessed.com. The total purchase price of the transaction was $192,500, $57,500 was paid with cash and the Company issued 40,785 shares of its common stock at an agreed upon value of $3.31 per share, or $135,000.

  Employment Agreement - Subsequent to September 30, 1999, the Company hired a Chief Financial Officer. The Employment agreement calls for a salary of $85,000 a year, one half to be paid in cash and the other half to be paid in stock. The agreement has a six month life.

  Subsequent to September 30, 1999, the Company entered into a new employment agreement with a new Chief Executive Officer. The agreement life is for five years and calls for a salary of $130,000 per year plus 300,000 stock options [See Note 10].

  Settlement Agreement - On October 27, 1999, the Company issued 400,000 shares of its common stock to HomeSeekers.com for payment of a $50,000 note payable, $3,800 to accrued interest on the loan, $153,500 to outstanding payables for programming services and $192,700 to termination of the previous programming contract, that included a 7% royalty on gross revenues.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS [Continued]

  Confidential Private Placement - Subsequent to September 30, 1999 the Company started offering for sale to persons who are "accredited investors", no minimum and a maximum of 4,000,000 shares of its previously authorized but unissued common stock, for $1.25 per share for gross proceeds of up to $5,000,000. As of the date of this audit the Company had successfully raised $1,091,250.

  Receipt of Stock Subscription - During October 1999 the Company received $12,114 for payment of subscription receivables.