Form 10QSB
period 1999-12-31
WEBQUEST INTERNATIONAL INC
filed 2000-02-14
CIK 1061104

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                 FORM 10-QSB


                                 (Mark One)
  {X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
              For the quarterly period ended DECEMBER 31, 1999

  { }   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                 SECURITIES
             EXCHANGE ACT OF 1934 For the transition period from
                   ____________________to________________

                      Commission File Number: 000-24355

                        WEBQUEST INTERNATIONAL, INC.
                        -----------------------------
      (Exact name of small business issuer as specified in its charter)

                 NEVADA                              86-0894019
                 ------                              ----------
    (State or other jurisdiction of               (IRS Employer
       incorporation or organization)                Identification No.)

             2248 MERIDIAN BLVD., SUITE A, MINDEN, NV 89423-8601
            ----------------------------------------------------
                  (Address of principal executive offices)

                               (775) 782-0350
                               --------------
                         (Issuer's telephone number)

               1662 NORTH HWY 395, SUITE 203, MINDEN NV 89423
                  -----------------------------------------
               (Former address, if changed since last report)


   Check whether the issuer: (1) filed all reports required to be filed by
 Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]  NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,552,285 shares of common stock, $.001 par value, outstanding as of February 3, 2000.

                    WEBQUEST INTERNATIONAL, INCORPORATED
            TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
             Form 10-QSB for the quarter ended December 31, 1999




PART I     FINANCIAL INFORMATION

Item 1     Financial Statements:                                      Page
                                                                     ------

           Accountant's Review Report                                   3

           Condensed Balance Sheets as of
           December 31, 1999 and September 30, 1999                     4

           Condensed Statements of Operations
           for the quarters ended December 31, 1999 and 1998            6

           Condensed Statements of Comprehensive
           Income for the quarters ended December 31, 1999 and 1998     7

           Statement of Stockholders' Equity
           from the Date of Inception on November 5, 1996
           Through December 31, 1999                                    8

           Condensed Statements of Cash Flows for
           the quarters ended December 31, 1999 and 1998                12

           Notes to the Condensed Financial Statements                  14

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          18

PART II    OTHER INFORMATION                                            20

Item 1     Legal Proceedings                                            20

Item 2     Changes in Securities and Use of  Proceeds                   20

Item 3     Defaults upon Senior Securities                              20

Item 4     Submission of Matters to a Vote of Security Holders          20

Item 5     Other Information                                            21

Item 6     Exhibits and Reports on Form 8-K                             21

           SIGNATURES                                                   22

                        PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                          ACCOUNTANT'S REVIEW REPORT



Board of Directors
WEBQUEST INTERNATIONAL, INC.
Minden, Nevada

We have reviewed the accompanying condensed balance sheet of WebQuest International, Inc. as of December 31, 1999, and the related condensed statements of operations, comprehensive income, and cash flows for the three months ended December 31, 1999 and the related statement of stockholders' equity for the period from inception on November 5, 1996 through December 31, 1999. All information included in these financial statements is the representation of the management of WebQuest International, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of Company personnel responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.




/s/ Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.

February 1, 2000
Salt Lake City, Utah

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                           CONDENSED BALANCE SHEETS

                 (Unaudited - See Accountant's Review Report)

                                    ASSETS





                                         December 31, September 30,
                                             1999          1999
                                         ___________   ___________
CURRENT ASSETS:
  Cash                                    $  562,327    $    2,386
  Prepaids expenses                          300,000             -
  Accounts receivable                          2,380         3,980
  Employee advances                                -           258
                                         ___________   ___________
        Total Current Assets                 864,707         7,037
                                         ___________   ___________

PROPERTY AND EQUIPMENT, net                   55,348        53,846
                                         ___________   ___________
OTHER ASSETS
  Refundable deposits                          3,201         3,201
                                         ___________   ___________
        Total Other Assets                     3,201         3,201
                                         ___________   ___________
                                          $  923,256    $   64,084
                                         ___________   ___________


























                                  [Continued]

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                           CONDENSED BALANCE SHEETS

                 (Unaudited - See Accountant's Review Report)

                                  [Continued]


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                December 31, September 30,
                                                    1999          1999
                                                ___________   ___________
CURRENT LIABILITIES:
  Accounts payable                               $   60,979    $  204,530
  Notes payable - shareholders                      212,500       342,909
  Other accrued liabilities                          24,314       139,601
  Accrued dividends payable                          58,770        58,770
  Current portion - capital lease
   obligation                                         3,360         3,360
                                                ___________   ___________
        Total Current Liabilities                   359,923       749,170
                                                ___________   ___________

CAPITAL LEASE OBLIGATION, less
 current portion                                      3,778         3,778
                                                ___________   ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
    shares authorized of which 500,000 shares
    have been authorized and designated as
    12% Series A convertible preferred stock,
    no shares outstanding as all are considered
    to be converted to common stock                       -            -
  Common stock, $.001 par value, 20,000,000
    shares authorized 6,215,218 and 4,870,618
    shares issued and outstanding                     6,215        4,871
  Capital in excess of par value                  4,567,814    2,909,909
  Deficit accumulated during the
    development stage                            (4,005,360)  (3,567,530)
                                                ___________  ___________
                                                    568,669     (652,750)

  Less:  Stock subscription receivable               (9,114)     (36,114)
                                                ___________  ___________
        Total Stockholders' Equity                  559,555     (688,864)
                                                ___________  ___________
                                                 $  923,256   $   64,084
                                                ___________  ___________







NOTE: The balance sheet at September 30, 1999 was taken from the audited financial statements at that date and condensed.

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]


                      CONDENSED STATEMENTS OF OPERATIONS

                 (Unaudited - See Accountant's Review Report)

                                        For the
                                      Three Months       From Inception
                                         Ended           on November 5,
                                      December 31,        1996 Through
                                 _______________________  December 31,
                                     1999       1998          1999
                                 ___________ ___________  _____________

REVENUE                           $   3,225   $       -   $    24,748
                                 ___________ ___________  _____________

EXPENSES:
  Selling expense                    43,453      10,087       532,611
  General and administrative        195,410     249,965     2,916,107
  Compensation expense recorded
    in accordance with APB 25 for
    stock options issued below
    market value                          -           -       295,423
                                 ___________ ___________  _____________
        Total Expenses              238,863     260,052     3,744,141
                                 ___________ ___________  _____________
LOSS FROM OPERATIONS               (235,638)   (260,052)   (3,719,393)
                                 ___________ ___________  _____________
OTHER INCOME (EXPENSE):
  Gain on sale of marketable
    securities                            -      21,957        25,106
  Interest income                         -          12            21
  Interest (expense)                 (9,492)     (2,291)      (59,624)
  License termination cost         (192,700)          -      (192,700)
                                 ___________ ___________  _____________
        Total Other Income
          (Expense)                (202,192)     19,678      (227,197)
                                 ___________ ___________  _____________

LOSS BEFORE INCOME TAXES           (437,830)   (240,374)   (3,946,590)

CURRENT TAX EXPENSE                       -           -             -

DEFERRED TAX EXPENSE                      -           -             -
                                 ___________ ___________  _____________

NET LOSS                          $(437,830)  $(240,374)  $(3,946,590)

LESS:  PREFERRED DIVIDEND
  REQUIREMENTS                            -      (9,774)      (58,770)
                                 ___________ ___________  _____________
NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS             $(437,830)  $(250,148)  $(4,005,360)
                                 ___________ ___________  ___________
LOSS PER COMMON SHARE             $   (.07)   $   (.06)   $   (1.09)
                                 ___________ ___________  ____________

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]


                 CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                 (Unaudited - See Accountant's Review Report)



                                        For the
                                      Three Months       From Inception
                                         Ended           on November 5,
                                      December 31,        1996 Through
                                 _______________________  December 31,
                                     1999       1998          1999
                                 ___________ ___________  _____________


NET LOSS                          $(437,830)  $(240,374)  $(4,005,360)

OTHER COMPREHENSIVE INCOME:

  Unrealized holding gains
   (losses)on marketable
   securities available
   for sale                               -      75,457             -
                                 ___________ ___________  _____________
COMPREHENSIVE INCOME (LOSS)       $(437,830)  $(164,917)  $(4,005,360)
                                 ___________ ___________  _____________































   The accompanying notes are an integral part of these unaudited condensed financial statements.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                           THROUGH DECEMBER 31, 1999

                 (Unaudited - See Accountant's Review Report)


                          Preferred                                  Deficit
                            Stock       Common Stock               Accumulated
                       ______________ ________________ Capital in  During the
                                                        Excess of  Development
                       Shares  Amount  Shares   Amount  Par Value     Stage
                       _______ ______ _________ ______ ___________ ____________
BALANCE,
 November 5, 1996            - $    -         - $    - $         - $         -

Issuance of 2,438,333
 shares common stock
 for cash, January
 1997, at $.123 per
 share                       -      - 2,438,333  2,438     297,562           -

Issuance of 116,667
 shares common stock
 for services, January
 1997, at $.116 per
 share                       -      -   116,667    117     13,417            -

Recapitalization of
 Phaser, issuance of
 200,201 shares of
 common stock for
 Phaser stock, May 1997      -      -   200,201    200     (2,282)           -

Issuance of 93,750
 shares preferred and
 common stock for cash,
 March through
 September 1997, at
 $1.00 per share        93,750     94    93,750     94    187,312            -

Issuance of 30,000
 shares common stock
 for services, August
 1997, at $1.00 per
 share                       -      -    30,000     30     29,970            -

Issuance of 700,000
 shares common stock
 for licensing
 agreement, at $1.00
 per share, September
 1997                        -      -   700,000    700    699,300            -

Granting of options
 to acquire 400,000
 shares of common
 stock at below market
 value.  Compensation
 expense calculated
 in accordance with
 APB 25.                     -      -         -      -    353,600           -

Net loss for the period
 ended September 30,
 1997                        -      -         -      -          -    (459,001)
                        ______ ______ _________ ______ __________ ____________
BALANCE, September 30,
 1997                   93,750 $   94 3,578,951 $3,579 $1,578,879 $  (459,001)

Issuance of 251,000
 shares preferred
 and common stock for
 cash, October, 1997
 through September,
 1998 at $1.00 per
 share                 251,00     251   251,000    251    501,498           -

Issuance of 126,943
 shares preferred and
 common stock for
 non-cash consideration,
 July, 1998 at $1.00
 per share            126,943    127    126,943    127    253,632          -


                                  [Continued]

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                           THROUGH DECEMBER 31, 1999

                 (Unaudited - See Accountant's Review Report)

                                  [Continued]


                          Preferred                                  Deficit
                            Stock       Common Stock               Accumulated
                       ______________ ________________ Capital in  During the
                                                        Excess of  Development
                       Shares  Amount  Shares   Amount  Par Value     Stage
                       _______ ______ _________ ______ ___________ ____________
Issuance of 18,057
 shares preferred and
 common stock at $1.00
 per share, accounted
 for as a subscription
 receivable, July to
 September, 1998        18,057    181     8,057     18      36,078           -

Granting of options to
 an officer to acquire
 150,000 shares of
 common stock at below
 market value.
 Compensation expense
 calculated in
 accordance with APB 25,
 October 1997                -      -        -       -     132,600           -

Granting of options to
 an officer to acquire
 30,000 shares of
 common stock at below
 market value.
 Compensation expense
 calculated in
 accordance with APB 25,
 October 1997                -      -        -       -      26,520           -

Issuance of 50,000
 shares common stock
 upon exercise of
 options by an officer,
 February 1998, at
 $.116 per share             -      -   50,000      50       5,750           -

Issuance of 50,000
 shares common stock
 upon exercise of
 options by an officer,
 July 1998, at $.116
 per share                   -      -   50,000      50       5,750           -

Issuance of 5,000
 shares common stock
 to an officer for cash
 at $1.00 per share,
 July, 1998                  -      -    5,000       5       4,995           -

Issuance of 62,000
 shares common stock
 for consulting
 services at $1.00 per
 share, May, 1998            -      -   62,000      62      61,938           -

Issuance of 22,898
 shares of common stock
 for consultation,
 programming and other
 services rendered at
 $1.00 per share, to
 employees, officers
 and directors of the
 Company                     -      -   22,898      23      22,875           -

Assumed mandatory
 conversion of Series B
 preferred stock
 during the period
 ended September 30,
 1998                  (93,750)   (94)  93,750      94           -           -
                                  [Continued]

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                           THROUGH DECEMBER 31, 1999

                 (Unaudited - See Accountant's Review Report)

                                  [Continued]

                          Preferred                                  Deficit
                            Stock       Common Stock               Accumulated
                       ______________ ________________ Capital in  During the
                                                        Excess of  Development
                       Shares  Amount  Shares   Amount  Par Value     Stage
                       _______ ______ _________ ______ ___________ ____________
Accrued preferred
 dividends for period
 ending September 30,
 1998                        -      -         -       -          -     (30,779)

Shares issued due to
 rounding                    -      -        19       -          -           -

Net loss for the year
 ended September 30,
 1998                        -      -         -       -          -  (1,058,938)

                       _______ ______ _________ ______ ___________ ____________
BALANCE, September 30,
 1998                  396,000 $  396 4,258,618 $4,259 $ 2,630,515 $(1,548,718)

Issuance of 50,000
 shares of common
 stock upon exercise
 of warrants at $1.00
 per share                   -      -    50,000     50      49,950           -

Stock offering cost          -      -         -      -     (40,000)          -

Issuance of 20,000
 shares of common
 stock for interest
 valued at $1.00 per
 share                       -      -    20,000     20      19,980           -

Issuance of 20,000
 shares of common
 stock for services
 valued at $1.00 per
 share                       -      -    20,000     20      19,980           -

Issuance of 26,000
 shares of common
 stock for purchase
 of software at
 $1.00 per share             -      -    26,000     26      25,974           -

Issuance of 100,000
 shares of common
 stock for purchase
 of software at $1.75
 per share, May 1999         -      -   100,000    100     174,900           -

Assumed mandatory
 conversion of Series
 B preferred stock
 during the period
 ended September 30,
 1999                 (396,000)  (396)  396,000    396           -           -

Accrued preferred
 dividends for period
 ending September 30,
 1999                        -      -         -      -           -     (27,991)

Granting of options
 and warrants to
 acquire common stock
 at below market value.
 Compensation expense
 calculated in
 accordance with
 APB 25                      -      -         -      -      22,110           -

                                  [Continued]

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                       STATEMENT OF STOCKHOLDERS' EQUITY

                FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                           THROUGH DECEMBER 31, 1999

                 (Unaudited - See Accountant's Review Report)

                                  [Continued]

                          Preferred                                  Deficit
                            Stock       Common Stock               Accumulated
                       ______________ ________________ Capital in  During the
                                                        Excess of  Development
                       Shares  Amount  Shares   Amount  Par Value     Stage
                       _______ ______ _________ ______ ___________ ____________
Granting of warrants
 to acquire common
 stock at below market
 value in relations to
 note payable.
 Interest expense
 calculated in
 accordance with
 APB 25                      -      -         -      -       6,500           -

Net loss for the year
 ended September 30,
 1999                        -      -         -      -           -  (1,990,821)

                       _______ ______ _________ ______ ___________ ____________
BALANCE, September 30,
 1999                        -      - 4,870,618  4,871   2,909,909  (3,567,530)

Issuance of 893,000
 shares of common
 stock for cash at
 $1.25 per share             -      -   893,000    893   1,026,950           -

Issuance of 8,000
 shares of common
 stock for services
 valued at $1.00 per
 share                       -      -     8,000      8       7,992           -

Cancellation of
 15,000 shares as a
 result of
 non-payment                 -      -   (15,000)   (15)    (14,985)          -

Issuance of 400,000
 shares of common
 stock for
 cancellation of
 license agreement,
 payment of accounts
 payables and notes
 payable at $1.00
 per share                   -      -   400,000    400     399,600           -

Issuance of 58,600
 shares of common
 stock for services
 at $2.56 per share          -      -    58,600     58     149,941           -

Net loss for the
 three months ended
 December 31, 1999           -      -         -      -           -    (437,830)
                       _______ ______ _________ ______ ___________ ____________
BALANCE, December 31,
 1999                        - $    - 6,215,218 $6,215 $ 4,479,407 $(4,005,360)
                       _______ ______ _________ ______ ___________ ____________








   The accompanying notes are an integral part of these unaudited condensed financial statements.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                      CONDENSED STATEMENTS OF CASH FLOWS

                 (Unaudited - See Accountant's Review Report)

                        Net Increase (Decrease) In Cash

                                                 For The
                                               Three Months     From Inception
                                                  Ended         on November 5,
                                               December 31,      1996 Through
                                           _____________________ December 31,
                                              1999       1998        1999
                                           __________ __________ _____________
Cash Flows from Operating Activities:
  Net loss applicable to common
   stockholders                            $(437,830) $(250,148)  $(4,005,360)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Depreciation and amortization              7,500     26,739     1,127,553
    Stock issued for goods and services            -     63,103       432,978
    APB 25 compensation recorded for stock
     options issued below market value             -          -       301,923
    Changes in assets and liabilities:
     (Increase) decrease in employee
     advances                                    671       (300)            -
     Increase (decrease) in accounts
      payable                               (143,552)    (6,018)       60,979
     (Decrease) in advances - related
      parties                                      -     (5,941)            -
     Increase (decrease) in accrued
      liabilities                           (115,086)    56,863        24,514
     (Increase) decrease in accounts
      receivable                               1,600          -        (2,380)
     (Increase) in prepaids expenses        (300,000)         -      (300,000)
                                           __________ __________ _____________
        Net Cash (Used) by Operating
         Activities                         (986,697)  (115,702)   (2,359,793)
                                           __________ __________ _____________
Cash Flows from Investing Activities:
 (Increase) in refundable deposits                 -          -        (3,201)
 Purchase of equipment                        (9,001)    (4,442)      (42,900)
 Purchase of software licensing rights             -          -      (300,000)
 Proceeds from marketable securities sales         -    142,789       262,249
                                           __________ __________ _____________
        Net Cash Provided (Used) by
         Investing Activities                 (9,001)   138,347       (83,852)
                                           __________ __________ _____________
Cash Flows from Financing Activities:
 Proceeds from notes payable                       -     40,000       499,827
 Payments on notes payable                  (130,610)         -      (290,142)
 Payments on capital lease obligation              -       (532)       (2,751)
 Proceeds from preferred stock issuance            -          -       344,750
 Proceeds from common stock issuance       1,686,249          -     2,395,518
 Increase in accrued dividends payable             -      9,774        58,770
                                           __________ __________ _____________
        Net Cash Provided by Financing
         Activities                        1,555,639     49,242     3,005,972
                                           __________ __________ _____________
Net Increase in Cash                         559,941     71,887       562,327

Cash at Beginning of Period                    2,386      4,682             -
                                           __________ __________ _____________
Cash at End of Period                      $ 562,327  $  76,569   $   562,327
                                           __________ __________ _____________

                                  [Continued]

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

                      CONDENSED STATEMENTS OF CASH FLOWS

                 (Unaudited - See Accountant's Review Report)

                        Net Increase (Decrease) In Cash

                                  [Continued]

                                                 For The
                                               Three Months     From Inception
                                                  Ended         on November 5,
                                               December 31,      1996 Through
                                           _____________________ December 31,
                                              1999       1998        1999
                                           __________ __________ _____________
Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the year and from
   inception for:
    Interest                               $   9,492  $     780   $    12,382
    Income taxes                           $       -  $       -   $         -


Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the three months ended December 31, 1999 (Unaudited):
   On October 27, 1999, the Company issued 400,000 shares of its common stock to HomeSeekers.Com for payment of a $50,000 note payable, $3,800 of accrued interest on the loan, $153,500 to outstanding payables for programming services and $194,700 to termination of the previous programming contract, that included a 7% royalty on gross revenues.

  For the three months ended December 31, 1998 (Unaudited):
     None


























   The accompanying notes are an integral part of these unaudited condensed financial statements.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization -WebQuest International, Inc. (the Company) was organized under the laws of the State of Nevada on November 5, 1996 as IPONG International, Inc., but subsequently reorganized with WebQuest International, Inc. (which was formed to serve as a vehicle for a reorganization of the Company). During April 1997, the Company entered into a plan and agreement of merger with Phaser Enterprises, Inc. ["Phaser"], a publicly held Utah corporation wherein the operations of the Company is the surviving entity. The Company is considered a development stage company as defined in the Statement of Financial Accounting Standards (SFAS) No. 7. The Company is engaging in the business of developing and marketing an interactive game arcade, known as the iPONG Game Arcade on the Internet. The Company derives its revenue from tournament fees, annual subscriptions, and the sale of advertising. The Company may also pursue other Internet related businesses.

  Condensed Financial Statements - Although these statements have been reviewed by our independent auditors, they are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1999 audited financial statements. The results of operations for the periods ended December 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

  Employment Agreements - An individual who formerly served as the Company's vice president, secretary, and treasurer was elected to be the chief executive officer of the Company. On October 1, 1999 the Company entered into an employment agreement with the Chief Executive Officer that provides for a base salary of $130,000 per year for five years. The agreement also provides for 300,000 stock options at $1.00 per share to purchase employer common stock. The options vest as follows: 100,000 shares on October 1, 1999, 100,000 shares on October 1, 2000, 100,000 shares on October 1, 2001. The agreement also calls for a monthly auto allowance in the amount of $200.00 per month. There are no restrictions on any of the underlying common stock except for those imposed under Rule 144 of the Securities Act of 1933. The term of the employment agreement shall end October 1, 2004.

  During the quarter ended December 31, 1999, the Company hired a Chief Financial Officer and entered into an employment agreement. The Employment agreement calls for a salary of $85,000 a year, one half to be paid in cash and the other half to be paid in common stock. The agreement has a six month life.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE - RELATED PARTIES

  Notes payable consist of the following:

                                                   December 31, September 30,
                                                       1999         1998
                                                   ____________ _____________
  Notes payable to a shareholder of the Company,
    annual compounding interest at 12%, due upon
    demand, unsecured                                 $      -      $ 17,062

  Notes payable to a shareholder of the Company,
    interest at 10% and 12%, due upon demand,
    unsecured                                                -         4,294

  Note payable to a shareholder of the Company,
    interest at 12%, due upon demand, unsecured              -         4,313

  Note payable to an entity related to a shareholder
    of the Company, annual compounding interest
    at 12%, due upon demand, unsecured                       -         2,240

  12% unsecured demand notes payable to a
    shareholder of the Company                               -        40,000

  12% unsecured convertible notes payable to
    minority shareholders of the Company               212,500       200,000

  12% unsecured demand note payable to a
    shareholder of the Company                               -        15,000

  12% unsecured demand note payable to a
    shareholder of the Company                               -        10,000

  12% unsecured demand note payable to a related
    entity, which is a shareholder of the Company            -        50,000
                                                   ____________ _____________
                                                      $212,500      $342,909
                                                   ____________ _____________

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income taxes [SFAS 109]. SFAS 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 1999, the total of all deferred tax assets was approximately $1,360,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $1,360,000 as of December 31, 1999, which has been offset against the deferred tax assets. The net change in the valuation allowance during the period ended December 31, 1999 amounted to approximately $148,000.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 5 - CAPITAL STOCK

  Settlement Agreement - On October 27, 1999, the Company issued 400,000 shares of its common stock to HomeSeekers.Com for payment of a $50,000 note payable, $3,800 of accrued interest, $153,500 for outstanding accounts payable for programming services and $194,700 for termination of the previous programming contract, that included a 7% royalty on gross revenues.

  Confidential Private Placement - During the period ended December 31, 1999, the Company started offering for sale to persons who are "accredited investors", no minimum and a maximum of 4,000,000 shares of its previously authorized but unissued common stock for $1.25 per share for gross proceeds of up to $5,000,000. As of December 31, 1999 the Company had successfully raised $1,027,843 by issuing 893,000 shares.

  Receipt of Stock Subscription - During October 1999, the Company received $12,114 for payment of subscription receivables.

  Services Rendered - During the quarter ended December 31, 1999 the Company issued 8,000 shares of common stock for services rendered at $1.00 per share. The Company also issued 58,600 shares for services rendered at $2.56 per share.


NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended December 31, 1999 and 1998 and from inception on November 5, 1996 through December 31, 1999:



                                        For the
                                      Three Months       From Inception
                                         Ended           on November 5,
                                      December 31,        1996 Through
                                 _______________________  December 31,
                                     1999       1998          1999
                                 ___________ ___________  _____________

Income (loss) from continuing
 operations applicable to
  common stock                    $(437,830)  $(240,347)  $(3,946,590)

 Less:  preferred dividends               -      (9,774)      (58,770)
                                 ___________ ___________  _____________
 Income (loss) available to
  common stockholders used in
  earnings (loss) per share
  (Numerator)                     $(437,830)  $(250,148)   $(4,005,360)
                                 ___________ ___________  _____________
 Weighted average number of
  common shares outstanding
  used in earnings (loss) per
  share during the period
  (Denominator)                   5,966,657   4,331,477     3,663,729
                                 ___________ ___________  _____________

  Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive.

                         WEBQUEST INTERNATIONAL, INC.
                         [A Development Stage Company]

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 7 - SUBSEQUENT EVENTS

  Confidential Private Placement - During the period ended December 31, 1999, the Company started offering for sale to persons who are "accredited investors", no minimum and a maximum of 4,000,000 shares of its previously authorized but unissued common stock for $1.25 per share for gross proceeds of up to $5,000,000. Subsequent to December 31, 1999 the Company has successfully raised an additional $111,000.

  Acquisition - On January 13, 2000, the Company acquired an Internet site called chessed.com from an individual. The total purchase price of the transaction was $192,500. The Company issued 40,785 shares of its common stock at an agreed upon value of $3.31 per share (or $135,000) and paid cash of $57,500.

  Employment Agreement - On January 19, 2000 the Company hired a new President and Chief Operating Officer. The individual had previously served as chairman of the Board of Directors. The underlying employment agreement provides for a salary of $130,000 per year for five years. The agreement also provided for incentive stock options to purchase 1,100,000 shares of common stock at $2.81 per share. The options vest at the rate of 100,000 on January 19, 2000 with the balance vesting 50,000 per quarter beginning on April 19, 2000.

  Stock Option Plan - On January 19, 2000, the Board of Directors of the Company adopted the 2000 Stock Option Plan. The plan provides for the granting of awards of up to 5,000,000 shares of common stock to officers, directors, and employees. Awards under the plan will be granted as determined by the board of directors. On January 19, 2000, a total of 2,500,000 options have been issued under the plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements

Certain statements contained in this section and elsewhere in this Form 10-QSB regarding matters that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The difference may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income differing from forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key employees, among other things.

RESULTS OF OPERATIONS

Revenue

Revenue for the quarter ended December 31, 1999 were minimal, totaling only $3,225, compared to $0 for the quarter ended December 31, 1998. This revenue was generated by providing advertising services through our Internet sites.

Selling Expense

Selling expenses increased to $ 43,453 for the quarter ending December 31, 1999, an increase of $ 33,366 from the quarter ended December 31, 1998. Selling expenses were greater than revenues generated in 1999 and 1998 as a result of significant expenditures on programming costs, licensing fees and prize expenses.

General and Administrative Expenses

General and administrative expenses totaled $ 195,410 for the quarter ending December 31, 1999, a decrease of $54,555, or 21% from the corresponding quarter in 1998. Expenses that decreased in 1999 include software amortization, salary expense and deferred compensation expense. Increases in expenses included advertising, professional fees and telephone service.

Other Income and Expense

Interest expense increased to $9,492 for the quarter ending December 31, 1999, or an increase of $7,201 from the three months ended December 31, 1998. Additionally, $192,700 was expended in 1999, paid in the form of common stock, as a cost of terminating a 7% future royalty obligation on sales generated from our iPong technology with HomeSeekers.com, Inc., a shareholder.

Net Loss

Our net loss increased from $240,374 in the quarter ended December 31, 1998 to $437,830 in the quarter ending December 31, 1999. This increase was primarily due to our buy-out of the iPong royalty obligation, as described above, from HomeSeekers.com, Inc.

Liquidity and Capital Resources

At December 31, 1999 our cash balance was $562,327, an increase of $559,941 from September 30, 1999. This increase is the result of the $1,078,750 collected during the quarter from our private placement offering to accredited investors that began in November 1999. Additional proceeds were received from this offering subsequent to December 31, 1999 and the offering remains open. We have historically funded our cash-flow deficits through borrowing and issuances of securities and we expect to fund future operating deficits in the same manner.

Our current liabilities decreased by approximately $400,000 from September 30, 1999 to December 31, 1999 as a result of our payment of certain debt, accounts payable and payroll tax obligations.

Our ability to meet our liquidity requirements is dependent on our ability to attract capital on terms acceptable to us, if at all. If we are unable to raise sufficient capital there would be a material adverse effect on its business and results of operations.

Impact of the Year 2000

We have not experienced any adverse effects on our business as a result of the Year 2000 dating "bug" nor do we anticipate any material adverse effects.

                         PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

We issued 893,000 shares of common stock during the quarter for gross proceeds of $1,116,250. These share sales were made under our $5,000,000 private equity offering to accredited investors at $1.25 per share. These shares of common stock were issued to accredited investors pursuant to the exemptions from registration requirements of the Securities Act provided by
Section 4(2) thereof.

We issued 8,000 shares of common stock during the quarter as payments to several programming consultants for services rendered. These shares of common stock were issued to various consultants pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

We issued 400,000 shares of common stock to HomeSeekers.com, Inc. as consideration to cancel a 7% licensing royalty on future revenues generated from our iPong technology, payment in full of a note payable and accrued interest, and payment in full of our accounts payable to HomeSeekers.com, Inc. for programming services through September 30, 1999. These shares of common stock were issued to HomeSeekers.com, Inc. pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

We issued 58,600 shares of common stock as partial payment for promotional materials that will be used by us over the six months ending June 30, 2000. These shares of common stock were issued to J. Thomas Markham Company pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

Item 3.  Defaults upon Senior Securities

We have accrued a liability for our cumulative dividends of $58,770 due on our preferred stock in our financial statements. We plan to pay these cumulative dividends, in the form of common stock, during the quarter ending March 31, 2000. All preferred stock has converted into common stock.

Item 4.  Submission of matters to a vote of Security Holders

None.

Item 5.  Other Information

 We entered into an Employment Agreement with our Chief Executive Officer, Kirk Johnson, on October 1, 1999. The significant elements of the contract are that it is for five years; at an annual salary of $130,000.00; stock options to purchase 300,000 shares of our common stock at $1.00 per share that vests 100,000 shares on October 1, 1999, 100,000 shares on October 1, 2000 and the 100,000 share balance on October 1, 2001; a monthly auto allowance of $200 and reimbursement of reasonable business expenses. Mr. Johnson is also the Chairman of our Board of Directors.

 On January 13, 2000 we purchased an Internet web site called www.chessed.com for $192,500, paid $57,500 in cash and 40,785 shares of our common stock at an agreed upon price of $3.31 per share. The amount of consideration was determined based on an arms-length negotiation. We plan to commercialize this chess game web site and generate an income stream from the web site.

On January 19, 2000 we hired Frank Howard as our President and Chief Operating Officer. Mr. Howard previously served as the Chairman of our Board. Mr. Howard relinquished the Chairman position to Mr. Kirk Johnson and Mr. Howard remains a director. Mr. Howard's compensation will be $130,000 per year, the contract is for five years and he received a stock option to purchase 1,100,000 shares of common stock at $2.81 per share. The options vest 50,000 on January 19, 2000, and the balance vest 50,000 per quarter starting on April 19, 2000. Mr. Howard also receives a monthly auto allowance of $200 and reimbursement of reasonable business expenses.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.     Description
-----------     -----------
   1           WebQuest International, Inc. 2000 Stock Option Plan
                dated January 19, 2000

   2           Employment Agreement with Frank Howard dated
                January 19, 2000

(b) Reports on Form 8-K

     None.


                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

WebQuest International, Incorporated
(Registrant)


 /s/ Scott Berry
-------------------------
Scott Berry
Chief Financial Officer


Dated:   February 11, 2000