Form 10KSB/A
period 1999-09-30
WEBQUEST INTERNATIONAL INC
filed 2000-05-05
CIK 1061104

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 1999


                      Commission File Number 000-24355
                    WebQuest International, Incorporated
           (Exact name of small business issuer in its charter)

               Nevada                            86-0894019
  (State or other jurisdiction of     (IRS Employer Identification No.)
   incorporation or organization)



           2248 Meridian Blvd, Suite A, Minden, NV 89423-8601
       (Address of principal executive offices, including Zip Code)

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



                            WEBQUEST INTERNATIONAL, INC.
                                      INDEX

                                Table of Contents
                                Part I

Item 1.   Description of Business ...................................... 3
Item 2.   Description of Property .......................................5
Item 3.   Legal Proceedings .............................................5
Item 4.   Submission of Matters to a Vote of Security Holders ...........5

                               Part II

Item 5.   Market for Common Equity and Related Stockholder Matters ......5
Item 6.   Management's Discussion and Analysis or Plan of Operation .....6
Item 7.   Financial Statements..........................................17
Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure .....................................17


                              Part III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act ...17
Item 10. Executive Compensation ........................................19
Item 11. Security Ownership of Certain Beneficial Owners and
         Management ....................................................22
Item 12. Certain Relationships and Related Transactions ................24
Item 13. Exhibits and Reports on Form 8-K ..............................24


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

          During the year ending September 30, 1999, we issued warrants to purchase 1,200,000 shares of common at prices from $.50 to $1.00 per share to various vendors and investors. These vendors and investors had access to or otherwise were provided with information, including financial, concerning our Company, and the warrants issued to them contained language explaining that the shares to be issued under the warrants will have a legend restricting transferability absent registration under the Securities Act. Accordingly, these transactions were exempt from the registration requirements of the Securities Act by reason of the exemption set forth in Section 4(2) thereof and the rules and regulations thereunder.

          During the year ending September 30, 1999, we granted options to purchase 218,064 shares of common at $1.00 per share to employees and a Director. Our employees and Director had access to relevant information concerning us and had a pre-existing business relationship with us and the options issued to them contained language explaining that the shares to be issued under the options will have a legend restricting transferability absent registration under the Securities Act. Accordingly, these transactions were exempt from the registration requirements of the Securities Act by reason of
Section 4(2) thereof and the rules and regulations thereunder.

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

Results Of Operations


Revenue
                     1999      %CHANGE      1998       %CHANGE          1997
                     ----     --------      ----       --------         ----

Revenue           $21,523        100%        -0-          -0-            -0-



      We started generating revenues during 1999. Revenues generated in 1999 were derived from the sale of web site advertising.


Operating Expenses


                          1999     %CHANGE         1998    %Change       1997
                          ----     -------         ----    -------       ----

Operating Expenses  $1,976,716       85%     $1,068,967      134%    $456,595

      Operating expenses increased from $1,068,967 in 1998 to $1,976,716 in 1999. This represents an increase of $907,749 or approximately 85%. This increase was primarily due to amortization of $825,000 in software license fees  in  May  1999  as  the  result of the purchase  of  this  software  from
HomeSeekers.com, Inc. Other operating expenses experienced increases and decreases but not of a material nature.

       Operating expenses increased by $612,372, or 134% from $456,595 in 1997 to $1,068,967 in 1998. Compensation expense from issuing stock options to officers below market value accounted for $265,467 of this increase. Total payroll paid in the form of cash increased by $226,789, from $50,445 in 1997 to $277,234 in 1998. This increase was the result of hiring additional executive and administrative employees during 1998.


Other Income (Expense)

                         1999     %CHANGE       1998      %CHANGE      1997
                         ----     -------       ----       ------      ----


Other Income (Expense) $(35,628)    N/A       $10,029       N/A      $(2,406)


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


Net Loss
                     1999     %CHANGE          1998         %CHANGE      1997
                     ----     -------          ----         -------      ----

Net Loss       $2,018,812        85%     $1,089,717           137%   $459,001


      Our net loss increased from $1,089,717 in 1998 to $2,018,812 in 1999 primarily due to the $825,000 amortization of software license fees in May 1999 as the result of the purchase of this software from HomeSeekers.com, Inc.

      The increase in our net loss of $630,716 from 1997 to 1998 was primarily from the increase in costs associated with developing, and beginning to market, our iPong.com Internet site.



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

Plan of Operation

       Our plan, over the next twelve months, is to start generating revenue from our game and leisure services Internet Sites through for-pay tournaments, user subscriptions and advertising. We plan to fund the start-up of these operations through cash receipts from additional equity placements until our operations start generating positive net cash flows. Based on our current financial projections, we plan to become profitable during our fiscal year ending September 30, 2001.

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

We are dependent on the continued development of the Internet infrastructure.

    Our industry is new and rapidly evolving. Our business would be harmed if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, including:

  * inadequate Internet infrastructure;

  * inconsistent quality of service; and

  * unavailability of cost-effective, high-speed service.

    If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, or its performance and reliability may decline. In addition, web sites, including ours, have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. We anticipate that these outages or delays will occur from time to time in the future and, if they occur frequently or for extended periods of time, Internet usage, including usage of our web site, could grow more slowly or decline.

Our long-term success depends on the development of the electronic commerce market, which is uncertain.

   Our future revenues substantially depend upon the widespread acceptance and use of the Internet as an effective medium of commerce by consumers. Demand for recently introduced products and services over the Internet is subject to a high level of uncertainty. Although independent market research firms forecast that the number of Internet users worldwide will grow substantially in the next few years, we cannot be certain that this growth will occur or that our sales will grow at the same rate. The development of the Internet as a viable consumer marketplace is subject to a number of risks including:

   * potential customers may be unwilling to shift their purchasing from traditional sources to online sources;

   * insufficient availability of, or changes in, telecommunications services could result in slower response times, which could delay the acceptance of the Internet as an effective commerce medium;

  . continued growth in the number of Internet users;

  . concerns about transaction security;

  . continued development of the necessary technological infrastructure;

  . development of enabling technologies; and

  . uncertain and increasing government regulations.

Rapid technological change could render our web sites and systems obsolete and require significant capital expenditures.

    The Internet and the electronic commerce industry are characterized by rapid technological change, sudden changes in customer requirements and preferences, frequent new product and service introductions incorporating new technologies and the emergence of new industry standards and practices that could render our existing web sites and transaction processing systems obsolete. The emerging nature of these products and services and their rapid evolution will require that we continually improve the performance, features and reliability of our online services, particularly in response to competitive game and possibly, tournament offerings. Our success will depend, in part, on our ability:

  * to enhance our existing games and services; and

  * to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

    The development of web sites and other proprietary technology entails significant technical and business risks and requires substantial expenditures and lead time. We may be unable to use new technologies effectively or adapt our web sites, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards that could harm our business. Updating our technology internally and licensing new technology from third parties may require significant additional capital expenditures and could affect our results of operations.

We will be exposed to risks associated with electronic commerce security and credit card fraud, which may reduce collections and discourage online transactions.

    Consumer concerns about privacy or the security of transactions conducted on the Internet may inhibit the growth of the Internet and electronic commerce. To securely transmit confidential information, such as customer credit card numbers, we will rely on encryption and authentication technology that we will license from third parties. We cannot predict whether the algorithms we will use to protect customer transaction data will be compromised. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any security breaches. The measures we take to protect against security breaches may not be successful. Our failure to prevent security breaches could harm our business.

    Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as will be the case with the transactions we will process, that merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions could affect our revenues and harm our business.

We could face liability for information displayed on and communications through our web site.

    We may be subject to claims for defamation, negligence, copyright or trademark infringement or other claims relating to the information we publish on our web sites. These types of claims have been brought, sometimes successfully, against Internet companies as well as print publications in the past. We also utilize email as a marketing medium, which may subject us to potential risks, such as:

  * liabilities or claims resulting from unsolicited email;

  * lost or misdirected messages; or

  * illegal or fraudulent use of email.

These claims could result in substantial costs and a diversion of our management's attention and resources, which could harm our business.

Efforts to regulate or eliminate the use of mechanisms that automatically collect information on visitors to our web site may interfere with our ability to target our marketing efforts.

    Web sites typically place a small tracking program on a user's hard drive without the user's knowledge or consent. These programs automatically collect data about any visits that a user makes to various web sites. Web site operators use these mechanisms for a variety of purposes, including the collection of data derived from users' Internet activity. Most currently available Internet browsers allow users to elect to remove these tracking programs at any time or to prevent this information from being stored on their hard drive. In addition, some commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of these tracking mechanisms. Any reduction or limitation in the use of this software could limit the effectiveness of our sales and marketing efforts.

We could face additional burdens associated with government regulation of and legal uncertainties surrounding the Internet.

    New Internet legislation or regulation or the application of existing laws and regulations to the Internet and electronic commerce could harm our business, financial condition and results of operations. We are subject to regulations applicable to businesses generally and laws or regulations directly applicable to communications over the Internet and access to electronic commerce. Although there are currently few laws and regulations directly applicable to electronic commerce, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust, taxation and characteristics and quality of products and services. For example, the United States Congress recently enacted Internet laws regarding children's privacy, copyrights and transmission of sexually explicit material. In addition, the European Union recently enacted its own Internet privacy regulations. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations regarding the Internet may decrease the growth of the Internet or electronic commerce, which could, in turn, decrease the demand for our games and services and increase our cost of doing business. In addition, if we were alleged to have violated federal, state or foreign civil or criminal law, we could be subject to liability, and even if we could successfully defend such claims, they may involve significant legal compliance and litigation costs.

Uncertainty of Emerging Technology and Business

   The Internet based games and leisure activities industry is an emerging business characterized by an increasing number of market entrants who have introduced or are developing an array of new products and services. As is typically the case in an emerging industry, demand and market acceptance for newly introduced products and services is subject to a high level of uncertainty. In light of the evolving nature of this industry, there can be no assurance as to the ultimate level of demand or market acceptance for our products and services. In addition, there can be no assurance that we will successfully implement our business strategies, expand our capacity, maintain the cost and technological competitiveness of our products and services, meet our current marketing objectives or succeed in positioning us as the preferred Internet games and entertainment services provider. There can also be no assurance that the present trends in growth of Internet use and users will continue or that capacity of the Internet in general will be sufficient to meet anticipated demands or that the present pricing structure for Internet access will be maintained in the future.

Dependence on and Uncertain Acceptance of the Internet as a Medium for Commerce or Advertising

   Use of the Internet by consumers is at an early stage of development, and market acceptance of the Internet as a medium for commerce is subject to a high degree of uncertainty. Our future success will depend on its ability to significantly increase revenues, which will require the further development and widespread acceptance of the Internet as a medium for commerce and advertising. There is no assurance that the Internet will become a successful retailing channel. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as reliable network backbones or complementary services, such as high-speed modems and security procedures for financial transactions. The viability of the Internet may prove uncertain due to delays in the development and adoption of new standards and protocols (for example, the next generation Internet Protocol) to handle increased levels of Internet activity or due to increased government regulations. If use of the Internet does not continue to grow, or if the necessary Internet infrastructure or complementary services are not developed to effectively support growth that may occur, our business, results of operations and financial condition could be materially adversely affected. Further, there is no assurance that advertisers and advertising agencies will accept the Internet as an advertising medium. If Internet advertising is not widely accepted by, or if we are not successful in generating significant advertising revenues from, advertisers, our business, results of operations and financial condition could be materially and adversely affected.

Uncertain Acceptance of Our Internet Content

   There can be no assurance that our content will be attractive to a sufficient number of users to generate significant revenues. There can also be no assurance that we will be able to anticipate, monitor and successfully respond to rapidly changing consumer needs and preferences to attract a sufficient number of users to our Web sites. If we are unable to develop Internet content that allows us to attract, retain and expand a loyal user base, our business, results of operations and financial condition will be materially and adversely affected.

Security Risks

   Despite the implementation of network security measures by us, our infrastructure is potentially vulnerable to computer break-ins and similar disruptive problems caused by our customers or others. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins or other security problems could lead to misappropriation of proprietary information and interruptions, delays or cessation in service to our customers. Further, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a merchandising medium.

Government Regulation and Legal Uncertainties

   We  are  subject,  both  directly  and  indirectly,  to  various  laws  and governmental regulations relating to its business. We believe that we are currently in compliance with such laws and that they do not have a material impact on our operations. Moreover, there are currently few laws or regulations directly applicable to access to, or commerce on the Internet. However, due to increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. Such laws and regulations may cover issues such as user privacy, pricing and characteristics and quality of products and services. The enactment of any such laws or regulations in the future may slow the growth of the Internet, which could in turn decrease the demand for our services and increase our cost of doing business or otherwise have an adverse effect on our business, results of operations and financial condition. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain and could expose us to substantial liability for which we might not be indemnified by content providers. We believe that our use of material on our Web sites is protected under current provisions of copyright law. However, legal rights to certain aspects of Internet content and commerce are not clearly settled. There is no assurance that we will be able to continue to maintain rights to information. The failure to be able to offer such information would have a material adverse effect on our business, results of operations and financial condition.

Legality of our iPong Game and providing tournaments on the Internet

   We believe that our iPong game is a game of skill, and when included in an entry fee tournament format, it does not fall under the category of gambling on the Internet for Federal and most state's within the U.S. We believe there are a minority of states that may consider this entry fee tournament format gambling on the Internet. We plan to obtain written approval, or non-approval to operate our tournaments in all 50 states from the appropriate state agencies. However, should a state or Federal agency determine otherwise, we could incur significant legal expenses fighting this issue, or could find that certain states will not allow this type of pay-for-play tournaments within their state. Should we find that certain states do not allow our tournaments, we have the ability to "lock out" participants from those states based on their zip code. We believe at a minimum, the states of Nevada, Nebraska and Texas will not allow this form of tournament to operate on the Internet.

   There is no assurance that we will be able to continue to operate our iPong game on the Internet. The failure to be able to offer this game would have a material adverse effect on our business, results of operations and financial condition.

Liability for Information Retrieved from the Internet

   Since material may be downloaded from Web sites and may be subsequently distributed to others, there is a potential that claims will be made against us for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such material. Such claims have been brought, and sometimes successfully pressed, against on-line services in the past. In addition, we could be exposed to liability with respect to the material that may be accessible through our branded products and Web sites. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Any costs or imposition of liability that is not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition. We are currently not aware of any such claims.

Dependence on Executive Officers and Key Employees

   Our success will depend upon the services of our directors, executive officers and certain key employees. There can be no assurance that we will be successful in attracting and retaining such personnel, and our inability to attract such personnel could have a material adverse effect on us. We intend to enter into agreements with all of our executive officers containing non-disclosure and non-competition provisions, however, no such agreements have yet been executed except with Mr. Kirk Johnson, our CEO. There can be no assurance that our directors, executive officers, or key employees will remain associated with us in any particular capacity or that they will not compete, directly or indirectly, with us.



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

     Name           Age                      Position

Kirk Johnson        43             Chief Executive Officer,
                                   Secretary/Treasurer
                                   and Chairman of the Board

Frank Howard        51             President, Chief Operating
                                   Officer and Director

Scott Berry         41             Chief Financial Officer

David Gallagher     45             Vice President of Marketing


      KIRK JOHNSON has served as our Chief Executive Officer, President, Secretary and Treasurer since January 1999, has served as our Chairman of the Board since January 2000, served as our President from January 1999 until January 2000, served as our Vice President from October 1997 to
December 1998, and has been a Director  since  October 1997.   Mr.  Johnson
has been involved in all phases  of  management  of  our Company.   Mr.
Johnson brings 17 years of investment and corporate management experience as owner and operator of Nevada-Johnson, Inc., a real estate development and construction firm, and has knowledge and experience in the capitalization of, and development of startup companies.

      FRANK HOWARD has served as our President and Chief Operating Officer since January 19, 2000, served as our Chairman of the Board from January 1999 until January 2000 and has been a Director since December 1997. Prior to joining us as a full-time officer in January 2000, Mr. Howard founded Sales Technology, Inc. ("STI") in March 1989, a manufacturer and manufacturer's representative of industrial electronic products. Mr. Howard served as President and CEO of STI from March 1989 to January 2000. From 1976 to 1989 Mr. Howard worked for Bently Nevada Corporation, an international supplier of high-speed electronic monitoring devices, where his last position was acting Vice President of Sales.

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

     DAVID  GALLAGHER  has  served as our Vice President  of  Marketing  since
February  22,  2000.   Mr.  Gallagher served as  Vice  President  of  Sales  &

Marketing  of Sales Technology, Inc. ("STI"), from August 1993 until  February
2000,   a   manufacturer  and  manufacturer's  representative  of   industrial
electronic products.

         Late Filings of Form 3's and Form 4's

      Mr. Kirk Johnson, Mr. Frank Howard and certain shareholders known to beneficially own more than 10% of our common stock have not filed their Form 3's and in some cases, Form 4's with the Securities and Exchange Commission
(SEC). Our Chief Financial Officer is in the process of notifying these people of their Section 16 filing requirements with the SEC.


ITEM.10 EXECUTIVE COMPENSATION

          The following table shows, for the three year period ended September 30, 1999, the cash and other compensation paid to its Chief Executive Officers and to each of the executive officers who had annual compensation in excess of $100,000.00 during the last fiscal year.


                        SUMMARY COMPENSATION TABLE

Name And  Fiscal Salary Bonus  Other    Awards   Securities Payouts  All Other
Principal  Year                Annual Restricted Underlying  LTIP     Compen-
Position                       Compen-  Stock     Options   Payouts   sation
                               sation   Awards    (SARS)#

Robert
Horn(1)
CEO,
Chairman   1999  45,000    -      -         -         -         -        -
and        1998 120,000    -      -         -         -         -        -
President  1997    -       -      -         -      100,000      -        -


Kirk
Johnson(2)
Vice
President
Secretary/ 1999 136,917    -      -         -      200,000      -        -
Treasurer, 1998 104,000    -      -         -         -         -        -
CEO,       1997    -       -      -         -      180,000      -        -




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

              Aggregated Option/SAR Exercises in Last Fiscal Year
                     And Fiscal Year-End Option/SAR Values



                 Number                 Securities        Value Of
                   of                   Underlying       Unexercised
                 Shares                 Unexercised      In-The-Money
                Acquired               Options/SARS      Options/SARS
                   on                    FY End #       At Year End $
                Exercise      Value    Exercisable/     Exerciseable/
   Name        Realized #   Realized   Unexercisable    Unexercisable


Kirk Johnson       0           $0       380,000/0(1)    $159,120 / $0         )


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

Name and Address of        Amount and   Percentage
  Beneficial Owner (1)     Nature of       Of
                           Beneficial     Class
                           Ownership
                              (2)

Bridget Becker (3)            3,126       0.1%

Scott Berry (4)               8,088       0.1%

Frank Howard (5)             22,500        .4%

Kirk Johnson (6)            675,221      10.1%

All directors and
officers                    708,935      10.6%
As a  group (four
people)

HomeSeekers.com, Inc. (7)   800,000      12.9%

Greg & Jeanie Johnson (8)   925,499      14.0%

Ruth Kelly (9)              847,138      13.7%

Darin Murphy (11)           678,693      11.0%

Octagon Worldwide           385,058       6.0%
Limited (12)

Douglas Swanson (13)        450,000       6.8%

William Tomerlin (14)       525,000       8.5%

Huck Huckabay (15)          400,000       6.5%







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

(9) Mrs. Kelly's address is 7230 Sierra Vista Way, Reno, NV 89511.

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

(14)Includes warrants to purchase 5,000 Shares.

(15)Mr. Huckabay's address is 2531 Lake Ridge Shores Circle, Reno, NV 89509.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

A)   Index to Exhibits


Exhibits  Description of Documents

3.1 Articles Of Incorporation for WebQuest International, Inc. dated April 17, 1997 (1)
3.2       Articles Of Merger for WebQuest International, Inc. dated May 12,
          1997(1)
3.3       By-laws for WebQuest International, Inc. dated April 18, 1997(1)
10.1 Licensing Agreement between NDS Software, Inc. and WebQuest International, Inc.(1)
10.2      Bob Horn Employment Agreement dated September 24, 1997(1)
10.3      Kirk Johnson Employment Agreement dated October 1, 1997(1)
10.4      Scavengernet Purchase Agreement dated October 9, 1998(2)
10.5      Atari Contract dated July 3, 1997 (2)
10.6      Asset Purchase Agreement with Nancy Ann Rogers dated May 30, 1999(3)
10.7      Employment Agreement between Kirk Johnson and us dated October 1,
            1999 (3)
24.1      Power of Attorney (3)
27        Financial Data Schedule (3)

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

                                   WebQuest International, Incorporated
                                   (Registrant)

Date:          April 24, 2000      By: /s/ Scott Berry
                                   Scott Berry
                                   Chief Financial Officer


            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:          April 24, 2000

By: /s/ Kirk Johnson               By: /s/ Frank Howard
Kirk Johnson                       Frank Howard
Chief Executive Officer            President, Chief Operating Officer
Treasurer, Secretary and Chairman  and Director
of the Board                       Formerly Chairman of the Board
Formerly President

By: /s/ Scott Berry
Scott Berry
Attorney-in-fact














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