Form 10QSB
period 2000-03-31
WEBQUEST INTERNATIONAL INC
filed 2000-05-15
CIK 1061104

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                 FORM 10-QSB


                                 (Mark One)
  {X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
                            EXCHANGE ACT OF 1934
              For the quarterly period ended MARCH 31, 2000

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

   Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]  NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,182,949 shares of common stock, $.001 par value, outstanding as of April 30, 2000.

                    WEBQUEST INTERNATIONAL, INCORPORATED
            TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
             Form 10-QSB for the quarter ended March 31, 2000




PART I     FINANCIAL INFORMATION

Item 1     Financial Statements:                           Page


           Accountant's Review Report                        3


           Condensed Balance Sheets as of
           March 31, 2000 and September 30, 1999             4


           Condensed Statements of Operations
           for the quarters ended March 31, 2000 and 1999    6


           Statement of Stockholders' Equity
           from the Date of Inception on
           November 5, 1996 Through March 31, 2000           7


           Condensed Statements of Cash Flows for
           the quarters ended March 31, 2000 and 1999       12


           Notes to the Condensed Financial Statements      14


Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations    18


PART II    OTHER INFORMATION                                25


Item 1     Legal Proceedings                                25


Item 2     Changes in Securities and Use of Proceeds        25


Item 3     Defaults upon Senior Securities                  25


Item 4     Submission of Matters to a Vote of
           Security Holders                                 25


Item 5     Other Information                                25


Item 6     Exhibits and Reports on Form 8-K                 26


           SIGNATURES                                       26

                        PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    ACCOUNTANTS' REVIEW REPORT



Board of Directors
WEBQUEST INTERNATIONAL, INC.
Minden, Nevada

We have reviewed the accompanying condensed balance sheet of WebQuest International, Inc. [a development stage company] as of March 31, 2000 and the related condensed statements of operations for the three and six months ended March 31, 2000, the related condensed statements of cash flows for the six months ended March 31, 2000 and the condensed statements of stockholders' equity for the period from inception on November 5, 1996 through March 31, 2000. All information included in these financial statements is the representation of management of WebQuest International, Inc..

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.


/S/ Pritchett, Siler & Hardy, P.C.


PRITCHETT, SILER & HARDY, P.C.

May 3, 2000
Salt Lake City, Utah

                   WEBQUEST INTERNATIONAL, INC.
                   [A Development Stage Company]

                     CONDENSED BALANCE SHEETS

           [Unaudited - See Accountants' Review Report]

                              ASSETS





                                          March 31,  September 30,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $3,131,197   $    2,386
  Employee advances                           20,500          671
  Accounts receivable                          2,316        3,980
  Prepaid expenses                           243,000            -
                                         ___________  ___________
        Total Current Assets               3,397,013        7,037
                                         ___________  ___________

PROPERTY AND EQUIPMENT, net                  334,939       53,846
                                         ___________  ___________
OTHER ASSETS:
  Refundable deposits                          3,665        3,201
                                         ___________  ___________
        Total Other Assets                     3,665        3,201
                                         ___________  ___________
                                          $3,735,617   $   64,084
                                         ___________  ___________




















                            [Continued]

                   WEBQUEST INTERNATIONAL, INC.
                   [A Development Stage Company]

                     CONDENSED BALANCE SHEETS

           [Unaudited - See Accountants' Review Report]

                            [Continued]


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                          March 31,  September 30,
                                             2000         1999
                                         ___________  ___________
CURRENT LIABILITIES:
  Accounts payable                        $    5,972   $  204,530
  Notes payable - related parties          1,025,000      342,909
  Other accrued liabilities                   45,264      139,601
  Accrued dividends payable                        -       58,770
  Current portion - capital lease
   obligation                                  3,360        3,360
                                         ___________  ___________
        Total Current Liabilities          1,079,596      749,170
                                         ___________  ___________

CAPITAL LEASE OBLIGATION,
less current portion                           3,778        3,778
                                         ___________  ___________
        Total Liabilities                  1,083,374      752,948
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    no shares outstanding                         -            -
  Common stock, $.001 par value,
    45,000,000 shares authorized
    8,610,155 and 4,870,618
    shares issued and outstanding              8,610        4,871
  Capital in excess of par value           7,395,714    2,909,909
  Deficit accumulated during the
    development stage                     (4,742,967)  (3,567,530)
                                         ___________  ___________
                                           2,661,357     (652,750)

  Less: Receivable stock subscription         (9,114)     (36,114)
                                         ___________  ___________
        Total Stockholders' Equity         2,652,243     (688,864)
                                         ___________  ___________
                                          $3,735,617   $   64,084
                                         ___________  ___________





NOTE: The balance sheet at September 30, 1999 was taken from the audited financial statements at that date and condensed.

  The accompanying notes are an integral part of these financial statements.

                   WEBQUEST INTERNATIONAL, INC.
                   [A Development Stage Company]

                CONDENSED STATEMENTS OF OPERATIONS

           [Unaudited - See Accountants' Review Report]

                            For the Three        For the Six     From Inception
                             Months Ended        Months Ended    on November 5,
                              March 31,            March 31,       1996 Through
                         __________________    __________________    March 31,
                            2000     1999        2000      1999         2000
                         _________  ________   _________  ________  ___________

REVENUE                  $     300  $  1,000    $ 3,525  $  1,000  $     25,048
                         _________  ________   _________  ________  ___________

EXPENSES:
  Selling                   44,575    27,921      88,028    38,008      577,186
  Administrative &
   Marketing               595,918   222,083     791,328   472,049    3,512,025
  Compensation expense
    recorded in accordance
    with APB 25 for stock
    options issued below
    market value                -         -           -         -       295,423
                         _________  ________   _________  ________  ___________

        Total Expenses     640,493  250,004      879,356   510,057    4,384,634
                         _________  ________   _________  ________  ___________

LOSS FROM OPERATIONS      (640,193)(249,004)    (875,831) (509,057)  (4,359,586)
                         _________  ________   _________  ________  ___________

OTHER INCOME (EXPENSE):
  Gain (loss) on sale of
    marketable securities       -     (7,241)         -     14,743       25,106
  Interest income           17,476         9      17,476        21       17,497
  Interest (expense)      (114,890)   (2,620)   (124,382)   (4,911)    (174,514)
  License termination cost      -         -     (192,700)        -     (192,700)
                         _________  ________   _________  ________  ___________
        Total Other Income
          (Expense)        (97,414)   (9,852)   (299,606)     9,853    (324,611)
                         _________  ________   _________  ________  ___________

LOSS BEFORE INCOME TAXES  (737,607) (258,856) (1,175,437)  (499,204) (4,684,197)

CURRENT TAX EXPENSE             -         -           -         -          -

DEFERRED TAX EXPENSE            -         -           -         -          -
                         _________  ________   _________  ________  ___________

NET LOSS                 $(737,607)$(258,856)$(1,175,437) $(499,204)$(4,684,197)

LESS: PREFERRED DIVIDEND
  REQUIREMENTS                  -     (8,623)         -     (18,397)    (58,770)
                         _________  ________   _________  ________  ___________
NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS    $(737,607)$(267,479)$(1,175,437) $(517,601)$(4,742,967)
                         _________  ________   _________  ________  ___________

LOSS PER COMMON SHARE    $   (.09) $   (.06)  $    (.17) $    (.12) $     (1.18)
                         _________  ________   _________  ________  ___________

  The accompanying notes are an integral part of these unaudited condensed financial statements.

                   WEBQUEST INTERNATIONAL, INC.
                   [A Development Stage Company]

            CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

          FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                      THROUGH MARCH 31, 2000

           [Unaudited - See Accountants' Review Report]
                                                                       Deficit
                                                                     Accumulated
                      Preferred Stock     Common Stock    Capital in During the
                      _______________    ______________    Excess of Development
                      Shares    Amount   Shares    Amount  Par Value    Stage
                      _______  _______   _______  _______  __________ __________

BALANCE, November 5,
 1996                        - $     -         -  $     -  $        - $       -

Issuance of 2,438,333
 shares common stock
 for cash, January
 1997, at $.123 per
 share                       -       - 2,438,333    2,438     297,562         -

Issuance of 116,667
 shares common stock
 for services, January
 1997, at $.116 per
 share                       -       -   116,667      117      13,417         -

Recapitalization of
 Phaser, issuance of
 200,201 shares of
 common stock for
 Phaser stock, May
 1997                        -       -   200,201      200      (2,282)        -

Issuance of 93,750
 shares preferred
 and common stock
 for cash, March
 through September
 1997, at $1.00
 per share              93,750      94    93,750       94     187,312         -

Issuance of 30,000
 shares common stock
 for services, August
 1997, at $1.00 per
 share                       -       -    30,000       30      29,970         -

Issuance of 700,000
 shares common stock
 for licensing
 agreement, at $1.00
 per share, September
 1997                        -       -   700,000      700     699,300         -

Granting of options
 to acquire 400,000
 shares of common
 stock at below
 market value.
 Compensation expense
 calculated in
 accordance with
 APB 25.                     -       -         -        -     353,600         -

Net loss for the
period ended September
30, 1997                     -       -         -        -           -  (459,001)
                      _______  _______   _______  _______  __________ __________
BALANCE, September 30,
 1997                  93,750  $    94 3,578,951  $ 3,579  $1,578,879 $(459,001)

Issuance of 251,000
 shares preferred
 and common stock for
 cash, October,1997
 through September,
 1998 at $1.00 per
 share                251,000      251   251,000      251     501,498         -

Issuance of 126,943
 shares preferred
 and common stock for
 non-cash consideration,
 July, 1998 at $1.00
 per share               126,943    127    126,943     127     253,632        -

                            [Continued]
                   WEBQUEST INTERNATIONAL, INC.
                   [A Development Stage Company]

            CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

          FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                      THROUGH MARCH 31, 2000

           [Unaudited - See Accountants' Review Report]

                            [Continued]

                                                                       Deficit
                                                                     Accumulated
                      Preferred Stock     Common Stock    Capital in  During the
                      _______________    ______________    Excess of Development
                      Shares    Amount   Shares    Amount  Par Value    Stage
                      _______  _______   _______  _______  __________ __________
Issuance of 18,057
 shares preferred
 and common stock at
 $1.00 per share,
 accounted for as a
 subscription
 receivable, July to
 September, 1998       18,057       18    18,057       18      36,078          -

Granting of options
 to an officer to
 acquire 150,000
 shares of common
 stock at below
 market value.
 Compensation
 expense calculated
 in accordance with
 APB 25, October 1997       -        -         -        -     132,600          -

Granting of options
 to an officer to
 acquire 30,000 shares
 of common stock at
 below market value.
 Compensation expense
 calculated in
 accordance with APB 25,
 October 1997               -        -         -        -      26,520          -

Issuance of 50,000
 shares common stock
 upon exercise of
 options by an
 officer, February
 1998, at $.116
 per share                  -        -    50,000       50       5,750          -

Issuance of 50,000
 shares common stock
 upon exercise of
 options by an
 officer, July 1998,
 at $.116 per share         -        -    50,000       50       5,750          -

Issuance of 5,000
 shares common stock
 to an officer for
 cash at $1.00 per
 share, July, 1998          -        -     5,000       5       4,995           -

Issuance of 62,000
 shares common stock
 for consulting
 services at $1.00
 per share, May, 1998       -        -    62,000      62      61,938           -

Issuance of 22,898
 shares of common
 stock for
 consultation,
 programming and
 other services
 rendered at $1.00
 per share, to
 employees, officers
 and directors of
 the Company                -        -    22,898     23      22,875           -

Assumed mandatory
 conversion  of
 Series B preferred
 stock  during
 the period ended
 September 30, 1998   (93,750)     (94)   93,750     94           -           -
                      _______  _______   _______  _______  __________ __________

                            [Continued]
                   WEBQUEST INTERNATIONAL, INC.
                   [A Development Stage Company]

            CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
          FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996
                      THROUGH MARCH 31, 2000

           [Unaudited - See Accountants' Review Report]

                            [Continued]

                                                                       Deficit
                                                                     Accumulated
                      Preferred Stock Common Stock Capital in During the _______________ ______________ Excess of Development
                      Shares    Amount   Shares    Amount  Par Value    Stage
                      _______  _______   _______  _______  __________ __________

Accrued preferred
 dividends for period
 ending September 30,
 1998                       -        -         -        -           -   (30,779)

Shares issued due
 to rounding                -        -        19        -           -         -

Net loss for the
 year ended September
 30, 1998                   -        -         -        -           -(1,058,938)
                      _______  _______   _______  _______  __________ __________

BALANCE, September
 30, 1998             396,000  $   396 4,258,618  $ 4,259 $2,630,515$(1,548,718)

Issuance of 50,000
 shares of common
 stock upon exercise
 of warrants at $1.00
 per share                  -        -    50,000       50      49,950         -

Stock offering cost         -        -         -        -     (40,000)        -

Issuance of 20,000
 shares of common
 stock for interest
 valued at $1.00 per
 share                      -        -    20,000       20       19,980        -

Issuance of 20,000
 shares of common
 stock for services
 valued at $1.00 per
 share                      -        -    20,000       20       19,980        -

Issuance of 26,000
 shares of common
 stock for purchase
 of software at
 $1.00 per share            -        -    26,000       26       25,974        -

Issuance of 100,000
 shares of common
 stock for purchase
 of software at $1.75
 per share, May 1999        -        -   100,000      100      174,900        -

Assumed mandatory
 conversion of
 Series B preferred
 stock during
 the period ended
 September 30, 1999  (396,000)    (396)  396,000      396            -        -

Accrued preferred
 dividends for period
 ending September 30,
 1999                       -        -         -        -            -  (27,991)

Granting of options
 and warrants to
 acquire common
 stock at below
 market value.
 Compensation expense
 calculated in
 accordance with
 APB25                      -        -         -        -       22,110       -

                            [Continued]
                   WEBQUEST INTERNATIONAL, INC.
                   [A Development Stage Company]

            CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
          FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996
                      THROUGH MARCH 31, 2000

                            [Continued]
                                                                       Deficit
                                                                     Accumulated
                      Preferred Stock Common Stock Capital in During the _______________ ______________ Excess of Development
                      Shares    Amount   Shares    Amount  Par Value    Stage
                      _______  _______   _______  _______  __________ __________

Granting of warrants
 to acquire common stock
 at below market value
 in relations to note
 payable.  Interest
 expense calculated
 in accordance with
 APB25                      -        -         -        -       6,500         -

Net loss for the year
 ended  September
 30, 1999                   -        -         -        -           -(1,990,821)
                      _______  _______   _______  _______  __________ __________

BALANCE, September
 30, 1999                   -  $     - 4,870,618  $ 4,871 $2,909,909$(3,567,530)

Issuance of 893,000
 shares of common
 stock for cash at
 $1.25 per share            -        -   893,000      893  1,115,357          -

Issuance of 8,000
 shares of common
 stock for services
 valued at $1.00 per
 share                      -        -     8,000        8      7,992          -

Cancellation of 15,000
 shares as a result
 of non-payment             -        -   (15,000)      (15)  (14,985)         -

Issuance of 400,000
 shares of common stock
 for cancellation of
 license agreements,
 payment of accounts
 payables and notes
 payable at $1.00
 per share                  -        -   400,000      400    399,600          -

Issuance of 58,600
 shares of common stock
 for services at $2.65
 per share                  -        -    58,600      58     149,941          -

Issuance of 2,153,800
 shares of common
 stock at $1.25 per
 share.  Net of stock
 offering costs
 of $328,625                -        - 2,153,800    2,153  2,464,597          -

Issuance of 7,482
 shares of common
 stock for services
 rendered from $1.00
 to $3.00 per share         -        -     7,482        7     19,018          -

Issuance of 37,500
 shares of common
 stock upon exercise
 of warrants, at $.87
 per share                  -        -    37,500       38     32,587          -

                            [Continued]
                   WEBQUEST INTERNATIONAL, INC.
                   [A Development Stage Company]

            CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
          FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996
                      THROUGH MARCH 31, 2000

           [Unaudited - See Accountants' Review Report]

                            [Continued]

                                                                       Deficit
                                                                     Accumulated
                      Preferred Stock Common Stock Capital in During the _______________ ______________ Excess of Development
                      Shares    Amount   Shares    Amount  Par Value    Stage
                      _______  _______   _______  _______  __________ __________

Issuance of 82,500
 shares as loan
 incentives valued
 at $1.25 per share         -        -    82,500       83     103,042         -

Issuance of 15,000
 shares of common
 stock upon exercise
 of warrants, at
 $1.00 per share            -        -    15,000       15      14,985         -

Issuance of 40,785
 shares of common stock
 for the acquisition
 of a web site,
 (chessed.com) at
 $3.31 per share            -        -    40,785       41     134,959         -

Issuance of 57,870
 shares of common stock
 to pay accrued
 dividends on
 preferred stock            -        -    57,870       58      57,812         -

Cancellation of
 accrued dividends
 as a result of
 N.S.F check                -        -         -        -         900         -

Net loss for the
 six months ended
 March 31, 2000             -        -         -        -           -(1,175,437)
                      _______  _______   _______  _______  __________ __________


BALANCE, March 31,
 2000                      -   $     - 8,610,155  $ 8,610 $7,395,714$(4,742,967)
                      _______  _______   _______  _______  __________ __________

















  The accompanying notes are an integral part of these unaudited condensed financial statements.

                   WEBQUEST INTERNATIONAL, INC.
                   [A Development Stage Company]

                CONDENSED STATEMENTS OF CASH FLOWS

           [Unaudited - See Accountants' Review Report]

                  Net Increase (Decrease) In Cash

                                           For the Six      From Inception
                                          Months Ended      on November 5,
                                           March 31,         1996 Through
                                      __________  _________   March 31,
                                         2000       1999      2000
                                      __________  _________  ___________
Cash Flows from Operating Activities:
 Net loss applicable to common
   stockholders                      $(1,175,437) $(517,601) $(4,742,967)
 Adjustments to reconcile net
   loss  to net cash used by
   operating activities:
   Depreciation and amortization          15,367     53,435    1,135,420
   Non-cash expense                            -      9,046      432,978
   APB 25 compensation recorded
     for stock options issued below
     market value                              -    121,217      301,923
   Stock issued for goods and services   313,337          -      313,337
   Stock issued for interest expense     103,125          -      103,125
   Changes in assets and liabilities:
     (Increase) in employee advances     (19,829)         -      (20,501)
     Increase (decrease) in accounts
      payable                           (198,560)    18,090        5,970
     (Decrease) in advances -
       related parties                         -     (5,941)           -
     Increase (decrease) in accrued
      liabilities                        (94,337)    56,242       45,264
     Increase (decrease) in accounts
      receivable                          28,664          -       (2,316)
     Decrease in prepaid expenses       (243,000)         -     (243,000)
                                      __________  _________  ___________
        Net Cash (Used) by
         Operating Activities         (1,270,670)  (265,512)  (2,670,766)
                                      __________  _________  ___________

Cash Flows from Investing Activities:
(Increase) in refundable deposits           (464)         -       (3,665)
 Purchase of equipment                  (120,001)    (4,731)    (136,110)
 Purchase of software licensing rights         -          -     (300,000)
 Proceeds from marketable
   securities sales                            -    184,668      262,249
                                      __________  _________  ___________
  Net Cash Provided (Used) by
   Investing Activities                 (120,465)   179,937     (177,526)
                                      __________  _________  ___________

Cash Flows from Financing Activities:
 Proceeds from notes payable             820,502     90,000    1,237,327
 Payments on notes payable              (213,411)         -     (287,327)
 Payments on capital lease obligation          -       (913)       7,138
 Proceeds from preferred stock issuance        -          -      344,750
 Proceeds from common stock issuance   4,046,625          -    4,677,601
 Increase (decrease) in accrued
  dividends payable                      (58,770)     18,397           -
                                      __________  _________  ___________
        Net Cash Provided by
         Financing Activities          4,519,946     107,484   5,979,489
                                      __________  _________  ___________

                            [Continued]
                   WEBQUEST INTERNATIONAL, INC.
                   [A Development Stage Company]

                CONDENSED STATEMENTS OF CASH FLOWS

           [Unaudited - See Accountants' Review Report]

                  Net Increase (Decrease) In Cash

                            [Continued]
                                           For the Six      From Inception
                                          Months Ended     on November 5,
                                           March 31,         1996 Through
                                      __________  _________   March 31,
                                         2000       1999      2000
                                      __________  _________  ___________
Net Increase (Decrease) in Cash        3,128,811     21,909    3,131,197

Cash at Beginning of Period                2,386      4,682           -
                                      __________  _________  ___________
Cash at End of Period                 $3,131,197  $  26,591  $ 3,131,197
                                      __________  _________  ___________

Supplemental Disclosures of
 Cash Flow Information:
  Cash paid during the year and
   from inception for:
    Interest                          $   21,256   $  7,202  $   33,638
    Income taxes                      $        -   $      -  $        -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the six month period ended March 31, 2000 (Unaudited):
     The Company issued 8,000 shares of common stock for services rendered valued at $8,000 (or $1.00 per share).

     The   Company  issued  400,000  shares  of  common   stock   for
     cancellation of a license agreement, payment of accounts payable and a note payable totaling $400,000 (or $1.00 per share).

     The Company issued 58,600 shares of common stock for services rendered valued at $155,290 (or $2.65 per share).

     The Company issued 7,482 shares of common stock for services rendered valued at $19,025 (or $2.54 per share).

     The Company issued 40,785 shares of common stock to acquire a web site, www.chessed.com valued at $135,000 (or $3.31 per shares).

     The Company issued 57,870 shares of common stock to pay for accrued dividends.

     The Company issued 82,500 shares as loan incentives, accounted for as interest expense.

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

                   WEBQUEST INTERNATIONAL, INC.
                   [A Development Stage Company]
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - WebQuest International, Inc. (the "Company") was organized under the laws of the State of Nevada on November 5, 1996 as IPONG International, Inc., but subsequently reorganized with WebQuest International, Inc. (which was formed to serve as a vehicle for a reorganization of the Company). During April 1997, the Company entered into a plan and agreement of merger with Phaser Enterprises, Inc. ["Phaser"], a publicly held Utah corporation wherein the operations of the Company is the surviving entity. The Company is considered a development stage company as defined in SFAS No. 7. The Company is engaging in the business of developing and marketing games on the Internet. The Company plans on deriving its revenue from tournament fees, monthly and annual subscriptions, and from the sale of advertising. The Company may also pursue other Internet related businesses.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We suggest that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the
  Company's September 30, 1999 audited financial statements. The results of operations for the period ended March 31, 2000 is not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

  Employment Agreements - Kirk Johnson formerly served as our vice president, secretary, and treasurer. Mr. Johnson was elected by our Board of Directors to be the Chief Executive Officer of the Company. On October 1, 1999 the Company entered into an employment agreement with the Chief Executive Officer that provides for a base salary of $130,000 per year for five years. The agreement also provides for 300,000 stock options at $1.00 per share to purchase employer common stock. The options vest as follows: 100,000 shares on October 1, 1999, 100,000 shares October 1, 2000, 100,000 shares on October 1, 2001. The agreement also calls for a monthly auto allowance in the amount of $200.00 per month. There are no restrictions on any of the underlying common stock except for those imposed under Rule 144 of the Securities Act of 1933, as amended. The term of the employment agreement shall end October 1, 2004. Mr. Johnson was also granted incentive stock options to purchase 1,100,000 shares of common stock at $2.81 per share on January 19, 2000. The options vest at the rate of 100,000 shares on January 19, 2000 with the balance vesting 50,000 shares per quarter beginning on April 19, 2000.

  On January 19, 2000 our Board of Directors hired Frank Howard as President and Chief Operating Officer. Mr. Howard had previously served as Chairman of the Board of Directors. Mr. Howard's employment agreement provides for a salary of $130,000 per year for five years. The agreement also provides for incentive stock options to purchase 1,100,000 shares of common stock at $2.81 per share. The options vest at the rate of 100,000 shares on January 19, 2000 with the balance vesting 50,000 shares per quarter beginning on April 19, 2000.

  On  April 1, 2000 we entered into an employment agreement,  to  end on September 30, 2002, with Scott Berry whereby he serves as our Chief Financial Officer. Mr. Berry is entitled to receive a base salary of $85,000 annually, payable one-half in cash and one-half in restricted Common Stock, at $1.00 per share, issued quarterly. Mr. Berry was also granted an incentive stock option to purchase 300,000 shares of our Common Stock at $2.81 per share on January
  19,2000. The options vest as follows: 25,000 shares on January 19, 2000 and 25,000 shares vesting quarterly starting on March 31, 2000. The options have a three-year life after vesting. Mr. Berry served as our Chief Financial Officer on a part-time basis from October 4, 1999 until March 31, 2000.

                   WEBQUEST INTERNATIONAL, INC.
                   [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE - RELATED PARTIES

                                           March 31,  September 31,
                                              2000        1999
                                           _________   __________
  Notes payable to a shareholder
   of the Company, annual compounding
   interest at 12%, due upon demand,
   unsecured                              $      -   $    17,062

  Notes payable to a shareholder of
   the Company, interest at 10% and
   12%, due upon demand, unsecured               -         4,294

  Note payable to a shareholder of
   the Company, interest at 12%, due
   upon demand, unsecured                        -         4,313

  Note payable to an entity related
   to a shareholder of the Company,
   annual compounding interest
   at 12%, due upon demand, unsecured            -         2,240

  12% unsecured demand notes payable
   to a shareholder of the Company               -        40,000

  12% unsecured convertible notes
   payable to minority shareholders
   of the Company, due on demand
   on or after June 1, 2000               1,025,000       200,000

  12% Unsecured demand note payable
   to a shareholder of the Company               -         15,000

  12% unsecured demand note payable
   to a shareholder of the Company               -         10,000

  12% unsecured demand note payable
   to a related entity, which is a
   shareholder of the Company                    -         50,000
                                           _________   __________
                                          $1,025,000   $  342,909
                                           _________   __________

                   WEBQUEST INTERNATIONAL, INC.
                   [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK

  Settlement Agreement - On October 27, 1999, the Company issued 400,000 shares of its common stock to HomeSeekers.Com for payment of a $50,000 note payable, $3,800 of accrued interest on the note $153,500 to outstanding payables for programming services and $192,700 for termination of the previous programming contract, that included a 7% royalty on gross revenues.

  Private Placement of Securities - During December 1999 the Company started offering for sale to persons who are "accredited investors", no minimum and a maximum of 4,000,000 shares of its previously authorized but unissued common stock at $1.25 per share for gross proceeds of up to $5,000,000. As of March 31, 2000 the Company had successfully sold 2,236,300 shares of stock for gross proceeds of $2,795,375.

  Receipt of Stock Subscription - During the six months ended March 31, 2000, the Company received $27,000 for payment of subscription receivables.

  Acquisition - On January 13, 2000, the Company closed a purchase agreement with an individual to purchase the Internet site www.chessed.com. The total purchase price of the transaction was $192,500, $57,500 was paid with cash and the Company issued 40,785 shares of its common stock at an agreed upon value of $3.31 per share, or $135,000.

  Stock Option Plan - On January 19, 2000, the Board of Directors of the Company adopted the 2000 Stock Option Plan. The plan provides for the granting of awards of up to 5,000,000 shares of common stock to officers, directors, and employees. Awards under the plan will be granted as determined by the board of directors. As of March 31, 2000, a total of 2,895,000 options had been issued under the plan.

  The Company issued 8,000 shares of common stock for services rendered valued at $8,000 (or $1.00 per share).

  The Company issued 400,000 shares of common stock for cancellation of a license agreement, payment of accounts payable and a note payable totaling $400,000 (or $1.00 per share).

  The Company issued 58,600 shares of common stock for services rendered valued at $155,290 (or $2.65 per share).

  The Company issued 7,482 shares of common stock for services rendered valued at $19,025 (or $2.54 per share).

  The Company issued 57,870 shares of common stock to pay for accrued dividends.

  The Company issued 82,500 shares of common stock as loan incentives which has been accounted for as interest expense in the amount of $103,125.

                   WEBQUEST INTERNATIONAL, INC.
                   [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS 109]. SFAS 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At March 31, 2000, the total of all deferred tax assets was approximately 1,400,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $1,400,000 as of March 31, 2000, which has been offset against the deferred tax assets. The net change in the deferred tax assets and the valuation allowance during the six months ended March 31, 2000 amounted to approximately $400,000.

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  earnings
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2000 and 1999 and from inception on November 5, 1996 through March 31, 2000:

                          For the Three      For the Six       From Inception
                           Months Ended      Months Ended       on November 5,
                            March 31,          March 31,        1996 Through
                     _____________________  ___________________   March 31,
                          2000     1999      2000     1999          2000
                     __________  _________  _________  _________  _________
  Income (loss)
   from continuing
   operations
   applicable to
   common stock      $(737,607) $(258,856)$(1,175,437)$(499,204)$(4,684,197)

  Less:
   preferred
   dividends                 -     (8,623)          -  (18,397)     (58,770)
                     __________  _________  _________  _________  _________
  Income (loss)
   available to
   common stockholders
   used in earnings
   (loss) per share  $(737,607) $(267,479)$(1,175,437)$(517,601)$(4,742,967)
                     __________  _________  _________  _________  _________
  Weighted average
   number of common
   shares outstanding
   used in earnings
   (loss) per share
   during the period  7,143,825  4,363,174  6,407,287  4,347,151  3,917,613
                     __________  _________  _________  _________  _________

  Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive due to our net losses.

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

RESULTS OF OPERATIONS

Revenue

Revenue for the quarter ended March 31, 2000 was minimal, totaling $300, compared to $1,000 for the quarter ended March 31, 1999. This revenue was generated from advertising services. We anticipate revenues to increase nominally for the following two quarters and then to increase significantly in the quarter ending December 31, 2000 when we plan to roll out our subscription-based services and fee-based game tournaments in September 2000.

Selling Expense

Selling expenses increased to $45,000 for the quarter ending March 31, 2000, an increase of $17,000, or 60% from the quarter ended March 31, 1999. This increase was due primarily to increases in prizes given away to users of our www.ipong.com internet site.

Administrative and Marketing Expenses

Administrative and marketing expenses totaled $596,000 for the quarter ending March 31, 2000, an increase of $374,000, or 168% from the $222,000 for the same quarter in 1999. Employee payroll costs increased from $83,000 to $190,000. Increased payroll costs resulted from an increase in 14 employees, from 4 employees in March 1999 to 18 employees in March 2000. Increases in headcount were needed to ramp-up our Internet game sites from one site in March 1999 (ipong.com) to six game sites as of March 2000 (iseekwisdom.com, freehoroscopes.com, ipong.com, chessed.com, winbridge.com and nancyskitchen.com). We are adding employees to support the infrastructure and modification of these sites in preparation of revenue generation expected to start in September 2000.

We started producing our Internet "branding" strategy during the quarter ending March 31, 2000 with a cost of approximately $70,000. During this quarter we also spent approximately $135,000 to increase the awareness of our Company to potential customers and potential investors during the quarter ending March 31, 2000. We anticipate marketing costs to increase over the next six months as we roll out the fee-based versions of our Internet game sites.

Other Income and Expense

Interest expense increased to $115,000 for the quarter ending March 31, 2000, from $3,000 for the three months ended March 31, 1999. This increase was from our convertible debt issued subsequent to March 31, 1999. Interest expense on this convertible debt included both interest accruing at 12% per annum plus the one-time expense of one share of common stock, valued at $1.25 per share, for every $10.00 of debt issued.

Interest income was $17,000 for the quarter ending March 31, 2000 from our average cash balance of approximately $1.5 million during the quarter. We had no interest income during the prior-year quarter.

Net Loss

Our net loss increased from $259,000 for the quarter ended March
31, 1999 to $738,000 for the quarter ending March 31, 2000. This increase was primarily due to the increase in payroll, marketing and interest costs described above.

Liquidity and Capital Resources

At March 31, 2000 our cash balance was $3,131,000, an increase of $3,129,000 from September 30, 1999. This increase was the result of cash raised during the quarter from our $5 million stock offering and our $1.5 million convertible debt offering, both privately placed to accredited investors. We have historically funded our cash-flow deficits through borrowing and issuances of securities and we expect to fund future operating deficits in the same manner.

Prepaid expenses were -0- as of September 30, 1999 and increased to $243,000 as of March 31, 2000. This included $200,000 for undistributed promotional train and airline ticket jackets and $43,000 for prepaid insurance.

Our Property and Equipment, net of accumulated depreciation and amortization, increased $281,000 from $54,000 as of September 30, 1999 to $335,000 as of March 31, 2000. This was primarily from our $192,500 purchase of the www.chessed.com Internet site in January 2000.

Our current liabilities increased by $330,000 from September 30, 1999 to March 31, 2000. The components of this net increase in current liabilities included the payoff of $144,000 in short-term debt, an increase of $825,000 in convertible debt, a decrease in accounts payable and accrued liabilities of $293,000 and payment, in the form of common stock, of $58,000 in accrued preferred stock dividends.

Our ability to meet our liquidity requirements is dependent on our ability to attract capital on terms acceptable to us, if at all. If we are unable to raise sufficient capital there would be a material adverse effect on our business and results of operations.

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

Dependence on Executive Officers and Key Employees

   Our success will depend upon the services of our directors, executive officers and certain key employees. There can be no assurance that we will be successful in attracting and retaining such personnel, and our inability to attract such personnel could have a material adverse effect on us. We intend to enter into agreements with all of our executive officers containing non-
disclosure and non-competition provisions, however, no such agreements have yet been executed except with Mr. Kirk Johnson, our CEO. There can be no assurance that our directors, executive officers, or key employees will remain associated with us in any particular capacity or that they will not compete, directly or indirectly, with us.

                         PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

We issued 2,316,300 shares of common stock during the quarter for gross proceeds of $2,895,375. These share sales were made under our $5,000,000 private equity offering to accredited investors at $1.25 per share. These shares of common stock were issued to accredited investors pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

We issued 82,500 shares of common stock during the quarter as loan incentives pursuant to our $1.5 million convertible debt offering to accredited debt holders. We also issued notes to these holders totaling $825,000. The notes are convertible into common stock at $1.25 per share on or after June 1, 2000. These shares of common stock and notes were issued pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

We issued 52,500 shares of common stock during the quarter for the exercise of three stock warrants to two individuals in return for $47,625. The warrants were converted at $.87 and $1.00 per share. These shares of common stock were issued to these two individuals pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

We issued 40,785 shares of common stock during the quarter, valued at $3.31 per share, as partial consideration to an individual, for the assets of the chessed.com Internet site. These shares of common stock were issued to this individual pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

We issued 7,482 shares of common stock during the quarter as partial payment for services rendered to our Chief Financial Officer and our Controller. These shares of common stock were issued to these two individuals pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

We issued 57,870 shares of common stock as payment for $57,870 of preferred stock accrued dividends. These shares were issued to investors pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

We issued five stock options to five officers to purchase 2,895,000 shares of common stock at market prices ranging from $1.75 per share to $3.00 per share. The options vest over three years and have lives of three years after vesting. These stock options were issued to officers pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

We issued warrants to three individuals for professional services to purchase a total of 249,750 shares of common stock at market prices from $2.44 per share to $3.25 per share. The warrants vest between January 19, 2000 and January 18, 2001. These stock warrants were issued to independent contractors pursuant to the exemption from registration requirements of the Securities Act provided by
Section 4(2) thereof.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of matters to a vote of Security Holders

None.

Item 5.  Other Information

On April 1, 2000 we entered into an employment agreement to end on September 30, 2002 with Scott Berry whereby he serves as our Chief Financial Officer. Mr. Berry is entitled to receive a base salary of $85,000.00 annually, payable one-half in cash and one-half in restricted Common Stock, at $1.00 per share, issued quarterly. Mr. Berry's employment agreement also includes a change of control provision whereby the lump sum to which Mr. Berry would be entitled to upon a change of control would be payable one-half in cash and one-half in restricted Common Stock at $1.00 per share. Mr. Berry was also granted options to purchase 300,000 shares of our Common Stock at $2.81 per share on January 19,2000. The options vest as follows: 25,000 shares on January 19, 2000 and 25,000 shares vesting quarterly starting on March 31, 2000. The options have a three-year life after vesting.

On April 13, 2000 we purchased the Internet site www.winbridge.com for $800,000, $200,000 in cash and $600,000 in common stock from an individual. Please see our Current report on Form 8-K filed on April 25, 2000 reporting this asset acquisition.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.     Description
-----------     -----------
   10.10         Employment Agreement with Scott Berry dated
                 April 1, 2000
   27            Financial Data Schedule

(b) Reports on Form 8-K

     Current report on Form 8-K filed on January 27, 2000 reporting
Item 2 (Acquisition or Disposition of Assets): Asset purchase Agreement dated January 13, 2000, whereby WebQuest International, Inc. purchased the Internet web site www.chessed.com from an individual. No financial statements were required to be filed with this report.


                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

WebQuest International, Inc.
(Registrant)


 /s/ Scott Berry
-------------------------
Scott Berry
Chief Financial Officer


Dated:   May 15, 2000