Form 10QSB
period 2000-06-30
WEBQUEST INTERNATIONAL INC
filed 2000-08-14
CIK 1061104

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                 FORM 10-QSB


                                 (Mark One)
  {X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended JUNE 30, 2000

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

                              YES [X]  NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,412,794 shares of common stock, $.001 par value, outstanding as of July 31, 2000.

                    WEBQUEST INTERNATIONAL, INCORPORATED
            TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
             Form 10-QSB for the quarter ended June 30, 2000




PART I     FINANCIAL INFORMATION

Item 1     Financial Statements:                                  Page
                                                                 ------

           Condensed Balance Sheets as of
           June 30, 2000 and September 30, 1999                     3

           Condensed Statements of Operations for the
           three, and nine months ended June 30, 2000 and 1999
           and from the Date of Inception on November 5, 1996
           through June 30, 2000                                    5

           Statement of Stockholders' Equity
           from the Date of Inception on November 5, 1996
           through June 30, 2000                                    6

           Condensed Statements of Cash Flows for the
           nine months ended June 30, 2000 and 1999                10

           Notes to the Condensed Financial Statements             13

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     17

           Factors That May Effect Future Results                  18

PART II    OTHER INFORMATION                                       24

Item 1     Legal Proceedings                                       24

Item 2     Changes in Securities and Use of Proceeds               24

Item 3     Defaults upon Senior Securities                         24

Item 4     Submission of Matters to a Vote of Security Holders     25

Item 5     Other Information                                       25

Item 6     Exhibits and Reports on Form 8-K                        25

           SIGNATURES                                              25

                        PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

                          [Unaudited]

                             ASSETS





                                           June 30,  September 30,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $1,631,005   $    2,386
  Employee advances                           20,500          671
  Accounts receivable                          9,766        3,980
  Prepaid expenses                            60,965            -
                                         ___________  ___________
        Total Current Assets               1,722,236        7,037
                                         ___________  ___________

PROPERTY AND EQUIPMENT, net                  183,257       53,846
                                         ___________  ___________
OTHER ASSETS:
  Refundable deposits                          3,665        3,201
  Internet sites, net                        813,747            -
                                         ___________  ___________
        Total Other Assets                   817,412        3,201
                                         ___________  ___________
                                          $2,722,905   $   64,084
                                         ___________  ___________

























                           [Continued]

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

                           [Unaudited]

                           [Continued]


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                           June 30,  September 30,
                                             2000         1999
                                         ___________  ___________
CURRENT LIABILITIES:
  Accounts payable                       $    16,189  $   204,530
  Notes payable - related parties                  -      342,909
  Other accrued liabilities                   15,886      139,601
  Accrued dividends payable                        -       58,770
  Current portion - capital lease
    obligation                                 3,360        3,360
                                         ___________  ___________
        Total Current Liabilities             35,435      749,170
                                         ___________  ___________

CAPITAL LEASE OBLIGATION, less current
   portion                                     3,778        3,778
                                         ___________  ___________
        Total Liabilities                     39,213      752,948
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par
    value, 5,000,000 shares authorized,
    no shares outstanding                          -            -
  Common stock, $.001 par value,
    45,000,000 shares authorized
    9,402,794 and 4,870,618 shares
    issued and outstanding                     9,403        4,871
  Capital in excess of par value           8,304,773    2,909,909
  Deficit accumulated during the
    development stage                     (5,621,370)  (3,567,530)
                                         ___________  ___________
                                           2,692,806     (652,750)

  Less: Receivable stock subscription         (9,114)     (36,114)
                                         ___________  ___________
        Total Stockholders' Equity         2,683,692     (688,864)
                                         ___________  ___________
                                         $ 2,722,905  $    64,084
                                         ___________  ___________









NOTE: The balance sheet at September 30, 1999 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited financial statements.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS

                         [Unaudited]

              For the Three             For the Nine      From Inception
               Months Ended            Months Ended        on November 5,
                 June 30,                 June 30,          1996 Through
            __________________________ ____________________   June 30,
               2000       1999          2000        1999        2000
            __________ ____________ ___________ _____________ ___________
REVENUE     $    7,450  $     2,250 $    10,975 $       3,250 $    32,498
            __________  ___________ ___________ _____________ ___________
EXPENSES:
 Development,
   administrative
   and
   marketing   905,253    1,191,718   1,784,610     1,701,775   4,994,464
 Compensation
   expense
   recorded in
   accordance with
   APB 25 for
   stock options
   issued below
   market value      -             -          -             -     295,423
    Total
    Expenses   905,253    1,191,718   1,784,610     1,701,775   5,289,887
            __________  ___________ ___________ _____________ ___________
LOSS FROM
 OPERATIONS   (897,803)  (1,189,468) (1,773,635)   (1,698,525) (5,257,389)
            __________  ___________ ___________ _____________ ___________
OTHER INCOME
 (EXPENSE):
   Gain (loss)
     on sale of
     marketable
     securities      -            -           -       14,743      25,106
   Interest
     income     41,105            -      58,581           21      58,602
   Interest
     (expense) (21,705)      (8,557)   (146,086)     (13,468)   (196,219)
   License
   termination
   cost              -            -    (192,700)           -    (192,700)
            __________  ___________ ___________ _____________ ___________
    Total Other
      Income
      (Expense) 19,400       (8,557)   (280,205)        1,296    (305,211)
            __________  ___________ ___________ _____________ ___________

LOSS BEFORE
  INCOME
  TAXES       (878,403)  (1,198,025) (2,053,840)   (1,697,229) (5,562,600)

CURRENT TAX
  EXPENSE            -            -           -             -           -

DEFERRED TAX
  EXPENSE            -            -           -             -           -
            __________  ___________ ___________ _____________ ___________
NET LOSS    $ (878,403) $(1,198,025)$(2,053,840)$  (1,697,229)$(5,562,600)

LESS: PREFERRED
  DIVIDEND
  REQUIREMENTS      -        (7,798)          -       (26,195)    (58,770)
            __________  ___________ ___________ _____________ ___________
NET LOSS
 APPLICABLE
 TO COMMON
 STOCKHOLDERS
	      $ (878,403) $(1,205,823)$(2,053,840)$  (1,723,424)$(5,621,370)
            __________  ___________ ___________ _____________ ___________
LOSS PER COMMON
 SHARE      $     (.14) $      (.26)$      (.31)$        (.39)$     (1.37)
            __________  ___________ ___________ _____________ ___________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

           CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

         FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                      THROUGH JUNE 30, 2000

                           [Unaudited]
                                                                Deficit
                                                              Accumulated
          Preferred Stock      Common Stock        Capital in  During the
         __________________ _____________________   Excess of  Development
          Shares   Amount    Shares    Amount      Par Value     Stage
         ________  ________ __________ __________ ____________  __________
BALANCE,
 November 5,
 1996          -   $      -         -  $        - $          -  $        -

Shares issued
  for cash,
  January 1997,
  at $.123
  per share    -          - 2,438,333     2,43829        7,562           -

Shares issued
  for services,
  January 1997,
  at $.116 per
  share        -          -   116,667         117       13,417           -
Recapitalization
  of Phaser,
  issuance of
  200,201 shares
  of common
  stock for
  Phaser stock,
  May 1997     -          -   200,201         200       (2,282)          -

Issuance of
  93,750 shares
  preferred and
  common stock
  for cash,
  March through
  September 1997,
  at $1.00 per
  share    93,750        94    93,750          941      87,312          -
Shares issued
  services,
  August 1997,
  at $1.00
  per share     -        -     30,000           30      29,970          -

Shares issued
  for licensing
  agreement, at
  $1.00 per
  share,  September
  1997          -        -    700,000          700     699,300          -

Granting of options
  to acquire 400,000
  shares of common
  stock at below
  market
  value. Compensation
  expense calculated
  in accordance
  with APB 25.  -        -          -            -      353,600          -

Net loss for the
  period ended
  September 30,
  1997          -        -          -            -            -   (459,001)
         ________  ________ __________ __________ ____________  __________
BALANCE,
  September 30,
  1997     93,750  $     94  3,578,951 $    3,579 $  1,578,879  $ (459,001)

Issuance of
  251,000 shares
  preferred
  and common
  stock for cash,
  October,1997
  through
  September,
  1998 at $1.00
  per share
          251,000       251    251,000        251      501,498           -

Issuance of
  126,943 shares
  preferred and
  common stock for
  non-cash
  consideration,
  July, 1998 at
  $1.00 per s
  share   126,943       127    126,943       127       253,632           -





                           [Continued]

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

           CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

         FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                      THROUGH JUNE 30, 2000

                           [Unaudited]

                           [Continued]
                                                                Deficit
                                                              Accumulated
          Preferred Stock      Common Stock        Capital in  During the
         __________________ _____________________   Excess of  Development
          Shares   Amount    Shares    Amount      Par Value     Stage
         ________  ________ __________ __________ ____________  __________
Issuance
 of 18,057
 shares
 preferred
 and common
 stock at
 $1.00 per
 share, accounted
 for as a
 subscription
 receivable,
 July to
 September,
 1998      18,057        18     18,057         18       36,078          -

Granting of
 options to
 an officer to
 acquire 150,000
 shares of
 common stock
 at below
 market value.
 Compensation
 expense calculated
 in accordance
 with APB 25,
 October
 1997           -         -          -          -      132,600           -
Granting of
 options to
 an officer to
 acquire 30,000
 shares of
 common stock
 at below
 market value.
 Compensation
 expense
 calculated in
 accordance with APB 25,
 October
 1997           -         -          -          -       26,520           -
Shares issued
 upon exercise
 of options by an
 officer,
 February 1998,
 at $.116
 per share      -         -     50,000         50        5,750           -

Shares issued
 upon exercise
 of options
 by an officer,
 July 1998,
 at $.116
 per share      -         -     50,000         50        5,750           -

Share issued
 to an officer
 for cash at
 $1.00 per
 share,
 July, 1998     -         -      5,000          5        4,995           -

Shares issued
 for consulting
 services at $1.00
 per share,
 May, 1998      -         -     62,000         62       61,938           -

Shares issued
 for consultation,
 programming
 and other
 services rendered
 at $1.00 per share,
 to employees,
 officers and
 directors of the
 Company        -         -     22,898         23       22,875           -

Assumed mandatory
 conversion of
 Series B preferred
 stock during the
 period ended
 September 30,
 1998     (93,750)      (94)    93,750         94           -            -

Accrued preferred
 dividends for
 period ending
 September 30,
 1998           -         -          -          -           -      (30,779)

Shares issued
 due to
 rounding       -         -         19          -           -            -




                           [Continued]

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

           CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

         FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                      THROUGH JUNE 30, 2000

                           [Unaudited]

                           [Continued]
                                                                Deficit
                                                              Accumulated
          Preferred Stock      Common Stock        Capital in  During the
         __________________ _____________________   Excess of  Development
          Shares   Amount    Shares    Amount      Par Value     Stage
         ________  ________ __________ __________ ____________  __________
Net loss
 for the
 year ended
 September 30,
 1998           -         -          -          -            - (1,058,938)
         ________  ________ __________ __________ ____________  __________
BALANCE,
 September 30,
 1998     396,000  $    396  4,258,618 $    4,259 $  2,630,515  $(1,548,718)

Shares issued
 upon exercise
 of warrants at
 $1.00 per
 share          -         -     50,000         50       49,950           -

Stock offering
 cost           -         -          -          -      (40,000)          -

Shares issued
 for interest
 valued at
 $1.00 per
 share          -         -      20,000        20       19,980           -

Shares issued
 for services
 valued at $1.00
 per share      -         -      20,000        20       19,980            -

Shares issued
 for purchase
 of software at
 $1.00 per
 share          -         -      26,000        26       25,974           -

Shares issued
 for purchase
 of software
 at $1.75
 per share,
 May 1999      -         -      100,000       100      174,900           -

Assumed mandatory
 conversion of
 Series B preferred
 stock during
 the period ended
 September 30,
 1999   (396,000)    (396)      396,000       396            -           -

Accrued preferred
 dividends for
 period ending
 September 30,
 1999         -         -             -         -            -      (27,991)

Granting of options
 and warrants to
 acquire common
 stock at below
 market value.
 Compensation
 expense calculated
 in accordance
 with APB25    -        -            -         -        22,110           -

Granting of warrants
 to acquire common
 stock at below
 market value
 in relations
 to note payable.
 Interest expense
 calculated in
 accordance with
 APB25         -       -             -          -        6,500           -

Net loss for
 the year ended
 September 30,
 1999          -       -             -          -            -  (1,990,821)
         ________  ________ __________ __________ ____________  __________
BALANCE,
 September 30,
 1999          -   $      -  4,870,618 $    4,871 $  2,909,909  $(3,567,530)

                           [Continued]
                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

           CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

         FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                      THROUGH JUNE 30, 2000

                           [Unaudited]

                           [Continued]
                                                                Deficit
                                                              Accumulated
          Preferred Stock      Common Stock        Capital in  During the
         __________________ _____________________   Excess of  Development
          Shares   Amount    Shares    Amount      Par Value     Stage
         ________  ________ __________ __________ ____________  __________
Shares issued
 in private
 placement for
 cash at
 $1.25 per
 share net
 of $489,080
 stock offering
 cost.          -          - 3,461,300      3,461    3,834,084          -

Shares cancelled
 for non-payment
 of subscription
 receivable     -         -    (15,000)       (15)     (14,985)          -

Shares issued
 for non-cash
 consideration
 including
 services valued
 at $1.00 to
 $3.00 per
 share          -         -    200,117        200      317,902           -

Shares issued
 for cancellation
 of license
 agreements,
 payment of
 accounts payables
 and notes
 payable at $1.00
 per share       -         -    400,000        400      399,600          -

Shares issued
 upon exercise
 of warrants,
 at $.87 to
 $1.00 per
 share          -         -     52,500         52       47,572           -

Shares issued for
 the acquisition
 of a website,
 (chessed.com)
 at $3.31 per
 share          -         -     40,785         41      134,959           -

Shares issued to
 pay accrued
 dividends
 on preferred
 stock          -         -     57,870         58       57,812           -

Shares issued
 for the acquisition
 of a web-site,
(winbridge.com)
 at $2.25 per
 share          -         -    200,000        200      449,800           -

Shares issued for
 conversion of debt at
 $1.25 per
 share          -         -     52,104         52       65,078           -

Share issued for
 loan incentives
 valued at
 $1.25 per
 share          -         -     82,500         83      103,042           -

Net loss for
 the nine months
 ended June 30,
 2000           -         -          -          -           -   (2,053,840)
         ________  ________ __________ __________ ____________  __________
BALANCE,
 June 30,
 2000           -  $      -  9,402,794 $     9,403$  8,304,773 $ (5,621,370)
         ________  ________ __________ __________ ____________  __________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

                         [Unaudited]

                 Net Increase (Decrease) In Cash

                                      For the Nine        From Inception
                                      Months Ended         on November 5,
                                        June 30,           1996 Through
                                 _____________________       June 30,
                                     2000      1999            2000
                                 ___________  ____________  ___________
Cash Flows from Operating Activities:
 Net loss applicable to common
   stockholders                  $(2,053,840) $ (1,723,424)  (5,621,370)
 Adjustments to reconcile net
   loss  to net cash used by
   operating activities:
   Depreciation and amortization      51,309     1,023,228    1,171,362
   Stock issued for goods and
    services                         874,564       204,176    1,447,670
   APB 25 compensation recorded
     for stock options issued below
     market value                          -             -      301,923
   Changes in assets and liabilities
     (Increase) in employee
       advances                      (20,500)            -      (19,824)
     Increase (decrease) in accounts
       payable                      (188,341)       38,869       (4,197)
     (Decrease) in advances -
        related parties                    -        (5,941)           -
     Increase (decrease) in accrued
        liabilities                 (123,715)       61,094      (40,591)
     Increase (decrease) in accounts
        receivable                    (9,095)            -       35,443
     (Decrease) in prepaid expenses  (56,985)            -      (56,985)
                                 ___________  ____________  ___________
        Net Cash (Used) by
         Operating Activities     (1,526,603)     (399,833)  (2,786,569)
                                 ___________  ____________  ___________
Cash Flows from Investing Activities:
 (Increase) in refundable deposits      (464)          196       (3,665)
 Purchase of equipment              (409,467)      (46,026)    (425,576)
 Purchase of software licensing
   rights                                  -             -     (300,000)
 Proceeds from marketable
   securities sales                        -       206,624      262,249
                                 ___________  ____________  ___________
        Net Cash Provided (Used)
         by Investing Activities    (409,931)      160,794     (466,992)
                                 ___________  ____________  ___________
Cash Flows from Financing Activities:
 Proceeds from notes payable       1,119,017       290,000    1,395,712
 Payments on notes payable        (1,396,796)      (40,000)  (1,395,712)
 Payments on capital lease
   obligation                              -        (1,738)       7,138
 Proceeds from preferred stock
   issuance                                -             -      344,750
 Proceeds from common stock
   issuance                        3,901,702       (40,000)   4,532,678
 Increase (decrease) in accrued
   dividends payable                 (58,770)       26,195            -
                                 ___________  ____________  ___________
        Net Cash Provided by
         Financing Activities      3,565,153       234,457    4,884,566
                                 ___________  ____________  ___________












                           [Continued]

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

                           [Unaudited]

                 Net Increase (Decrease) In Cash

                           [Continued]


                                      For the Nine        From Inception
                                      Months Ended         on November 5,
                                        June 30,           1996 Through
                                 _____________________       June 30,
                                     2000      1999            2000
                                 ___________  ____________  ___________
Net Increase (Decrease) in Cash    1,628,619        (4,852)   1,631,005

Cash at Beginning of Period            2,386         4,682            -
                                 ___________  ____________  ___________
Cash at End of Period            $ 1,631,005  $        100  $ 1,631,005
                                 ___________  ____________  ___________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the year and from inception for:
    Interest                     $    21,705  $      4,376  $    33,638
    Income taxes                 $         -  $          -  $         -

Supplemental schedule of Non-cash Investing and Financing
Activities:
  For the nine month period ended June 30, 2000 (Unaudited):
     The Company issued 200,000 shares of common stock valued at $450,000 for the purchase of the web-site winbridge.com.

     The Company issued 200,117 shares of common stock for non-cash consideration including services rendered valued at $318,102 with prices ranging from $1.00 to $3.00 per share.

     The Company issued 400,000 shares of common stock for cancellation of a license agreement, payment of accounts payable and a note payable totaling $400,000 (or $1.00 per share).

     The   Company  issued  52,104  shares  of  common  stock   for
     conversion of debt valued at $65,130 (or $1.25 per share).

     The Company issued 40,785 shares of common stock to acquire a web-site, www.chessed.com valued at $135,000 (or $3.31 per share).

     The Company issued 57,870 shares of common stock to pay for accrued dividends.

     The Company cancelled 15,000 shares of common stock due to non-payment of subscription receivable.

     The Company issued 82,500 shares as loan incentives, accounted for as interest expense.





                           [Continued]

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

                          [Unaudited]

                 Net Increase (Decrease) In Cash

                           [Continued]

Supplemental schedule of Non-cash Investing and Financing
Activities:
  For the nine month period ended June 30, 1999 (Unaudited):
     The Company issued 100,000 shares of common stock valued at $175,000 for the purchase of the technology rights, source code, and documentation of iPONG from a related party [See
     Note 4]

     The  Company  issued 20,000 shares of common stock  valued  at
     $20,000   for   a  finder's  fee  in  acquiring  $200,000   in
     convertible promissory note [See Note 5].

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

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - WebQuest International, Inc. "the Company" was organized under the laws of the State of Nevada on November 5, 1996 as IPONG International, Inc., but subsequently reorganized with WebQuest International, Inc. (which was formed to serve as a vehicle for a reorganization of the Company). During April 1997, the Company entered into a plan and agreement of merger with Phaser Enterprises, Inc. ["Phaser"], a publicly held Utah corporation wherein the operations of the Company is the surviving entity. The Company is considered a development stage company as defined in SFAS No. 7. The Company is engaging in the business of developing and marketing games on the Internet. The Company plans on deriving its revenue from tournament fees, monthly and annual subscriptions, and the sale of advertising. The Company may also pursue other Internet related businesses.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We suggest that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1999 audited financial statements. The results of operations for the period ended June 30, 2000 is not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

  Employment Agreements - Kirk Johnson formerly served as our vice president, secretary, and treasurer. Mr. Johnson was elected by our Board of Directors to be the Chief Executive Officer of the Company. On October 1, 1999 the Company entered into an employment agreement with Mr. Johnson that provides for a base salary of $130,000 per year for five years. The agreement also provides for 300,000 stock options at $1.00 per share to purchase employer common stock. The options vest as follows: 100,000 shares on October 1, 1999, 100,000 shares October 1, 2000, 100,000 shares on October 1, 2001. The agreement also calls for a monthly auto allowance in the amount of $200.00 per month. There are no restrictions on any of the underlying common stock except for those imposed under Rule 144 of the Securities Act of 1933, as amended. The term of the employment agreement shall end October 1, 2004. Mr. Johnson was also granted incentive stock options to purchase 1,100,000 shares of common stock at $2.81 per share on January 19, 2000. On June 22, 2000 the Company cancelled these options and then granted options to purchase 1,100,000 shares of common stock at prices ranging from $1.35 to $9.00 per share. The options vest at the rate of 50,000 shares per quarter.

  On January 19, 2000 we hired Frank Howard as President and Chief Operating Officer. Mr. Howard had previously served as Chairman of the Board of Directors. The underlying employment agreement provides for a salary of $130,000 per year for five years. The agreement also provided for incentive stock options to purchase 1,100,000 shares of common stock at $2.81 per share. On June 22, 2000 the Company cancelled these options and then granted options to purchase 1,100,000 shares of common stock at prices ranging from $1.35 to $9.00 per share. The options vest at 50,000 shares per quarter.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - RELATED PARTY TRANSACTIONS [CONTINUED]

  On April 1, 2000 we entered into an employment agreement, to end on September 30, 2002, with Scott Berry whereby he serves as our Chief Financial Officer. Mr. Berry is entitled to receive a base salary of $85,000 annually, payable one-half in cash and one-half in restricted common stock, at $1.00 per share, issued quarterly. Mr. Berry was also granted options to purchase 300,000 shares of our common stock at $2.81 per share on January 19, 2000. The options vest as follows: 25,000 shares on January 19, 2000 and 25,000 shares vesting quarterly starting on June 30, 2000. The options have a three-year life after vesting. On June 22, 2000 the Company cancelled these options and then granted options to purchase 300,000 shares of common stock at prices ranging from $1.25 to $5.00 per share. Mr. Berry served as our Chief Financial Officer on a part-time basis from October 4, 1999 until March 31, 2000.

NOTE 3 - NOTES PAYABLE - RELATED PARTIES

                                        June 30,  September 31,
                                          2000         1999
                                        _________  ___________
  Notes payable to a shareholder
    of the Company, annual
    compounding interest at 12%,
    due upon demand, unsecured          $       -  $    17,062

  Notes payable to a shareholder
    of the Company, interest at
    10% and 12%, due upon demand,
    unsecured                                    -       4,294

  Note payable to a shareholder
    of the Company,
    interest at 12%, due upon demand,
    unsecured                                    -       4,313

  Note payable to an entity related
    to a shareholder of the Company,
    annual compounding interest
    at 12%, due upon demand, unsecured            -      2,240

  12% unsecured demand notes payable
    to a shareholder of the Company               -     40,000

  12% unsecured convertible notes
    payable to minority shareholders
    of the Company, due upon demand on
    or after June 1, 2000                         -    200,000

  12% Unsecured demand note payable
    to a shareholder of the Company               -     15,000

  12% unsecured demand note payable
    to a shareholder of the Company               -     10,000

  12% unsecured demand note payable
    to a related entity, which is a
    shareholder of the Company                    -     50,000
                                        _________  ___________
                                        $       -  $   342,909
                                        _________  ___________

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK

  Settlement Agreement - On October 27, 1999, the Company issued 400,000 shares of its common stock to HomeSeekers.com, Inc. for payment of a $50,000 note payable, $3,800 of accrued interest on the note $153,500, to outstanding payables for programming services and $192,700 for termination of the previous programming contract, that included a 7% royalty on gross revenues.

  Private Placement of Securities - During December 1999 the Company started offering for sale to persons who are "accredited investors", no minimum and a maximum of 4,000,000 shares of its previously authorized but unissued common stock for $1.25 per share for gross proceeds of up to $5,000,000. As of June 30, 2000 the Company had successfully sold 3,461,300 shares of stock for gross proceeds of $4,326,625, less stock offering cost of $489,080.

  Receipt of Stock Subscription - During the nine months ended June
  30,   2000,   the  Company  received  $27,000  for   payment   of
  subscription receivables.

  Acquisition - On January 13, 2000, the Company closed a purchase agreement with an individual to purchase the chessed.com web-site. The total purchase price of the transaction was $192,500, $57,500 was paid with cash and the Company issued 40,785 shares of its common stock at an agreed upon value of $3.31 per share, or $135,000. The Company also issued 200,000 shares of common stock for the purchase of the winbridge.com web-site, which were valued at $2.25 per share.

  Stock Option Plan - On January 19, 2000, the Board of Directors of the Company adopted the 2000 Stock Option Plan. The plan provides for the granting of awards of up to 5,000,000 shares of common stock to officers, directors, and employees. Awards under the plan will be granted as determined by the board of directors. As of June 30, 2000, a total of 3,103,500 options had been issued under the plan.

  The Company issued 200,117 shares of common stock for non-cash consideration including services rendered valued at $318,102 with prices ranging from $1.00 to $3.00 per share.

  The Company issued 57,870 shares of common stock to pay for accrued dividends.

  The Company issued 82,500 shares of common stock as loan incentives that have been accounted for as interest expense in the amount of $103,125.

  The Company issued 52,104 shares of common stock for conversion of debt at $1.25 per share.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes [SFAS 109]. SFAS 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At June 30, 2000, the total of all deferred tax assets was approximately
  $1,900,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a deferred tax assets and the valuation allowance of approximately $1,900,000 as of June 30, 2000, which has been offset against the deferred tax assets. The net change in the valuation allowance during the nine months ended June 30, 2000 amounted to approximately $500,000.

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The  following  data show the amounts used in computing  earnings
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 2000 and 1999 and from inception on November 5, 1996 through June 30, 2000:

              For the Three             For the Nine      From Inception
               Months Ended            Months Ended        on November 5,
                 June 30,                 June 30,          1996 Through
            __________________________ ____________________   June 30,
               2000       1999          2000        1999        2000
            __________ ____________ ___________ _____________ ____________
  Income (loss)
   from continuing
   operations
   applicable
   to common
   stock   $ (878,403) $ (1,198,025)$(2,503,850) $ (1,697,229)$(5,562,610)

  Less:
   preferred
   dividends        -        (7,798)          -       (26,195)    (58,770)
            __________ ____________ ___________ _____________ ___________
  Income (loss)
   available to
   common stockholders
   used in earnings (loss)
   per
   share    $(878,403) $ (1,205,823)$(2,503,850)$  (1,723,424) $(5,621,380)
            __________ ____________ ___________ _____________ ___________
  Weighted average
    number of common
    shares outstanding
    used in earnings
    (loss) per
    share during
    the
    period   7,984,265    4,513,151   7,297,333     4,408,821   4,252,606
            __________ ____________ ___________ _____________ ___________

  Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive.

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements

Certain statements contained in this section and elsewhere in this Form 10-QSB regarding matters that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The difference may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income differing from forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans, loss of key employees, among other things. The "Factors That May Effect Future Results", discussed below, may also cause our actual results to differ materially from these estimates by management.

RESULTS OF OPERATIONS

Revenue

Revenue for the quarter ended June 30, 2000 was minimal, totaling $7,450, compared to $2,250 for the quarter ended June 30, 1999. This revenue was generated from banner advertising services on the Internet. We anticipate revenues to increase nominally for the three months ending September 30, 2000 and then to increase significantly starting with the three months ending December 31, 2000. We plan to roll out our subscription-based services and fee-based game tournaments during the three months ending December 31, 2000.

Development, Administrative and Marketing Expenses

Development, administrative and marketing expenses totaled $905,000 for the quarter ending June 30, 2000, a decrease of $287,000, or 24% from the $1,192,000 for the same quarter in 1999. The primary reason for this decrease was from a one-time, non-cash expense during 1999 of $950,000 to expense the purchase cost of our iPong game. Without this one-time expense, 1999 expenses would have totaled $242,000. Employee payroll costs increased from $69,000 during the three months ending June 30, 1999 to $248,000 during
2000. Increased payroll costs resulted from an increase in 14 employees, from 4 employees in June 1999 to 18 employees in June 2000. Employee increases were needed to ramp-up our Internet sites from two sites in June 1999 (ipong.com and nancyskitchen.com) to six sites as of June 2000 (iseekwisdom.com, freehoroscopes.com, ipong.com, chessed.com, winbridge.com and nancyskitchen.com). We are also working on the following sites and anticipate launching these sites during the three months ending December 31, 2000: ilovewebgames.com, ilovetrivia.com, iplayfreecasino.com and biddles.com. We now have 11 employees working on Internet site development and maintenance, 2 employees in marketing and 5 employees in administration.

We spent approximately $84,000 during the three months ending June 30, 2000 to develop our Internet "branding" strategy. We also spent approximately $225,000 to increase the awareness of our Company to potential customers and potential investors during this quarter. We anticipate that our marketing costs will increase significantly over the next six months as we attempt to attract players to our fee-based Internet game tournaments and game sites.

Other Income and Expense

Interest  income of $41,000 for the quarter ending  June  30,  2000 resulted from our average cash balance of approximately $2.6 million during the quarter. We had no interest income during the prior-year quarter, as our cash balance was minimal.

Net Loss

Our  net loss decreased from $1,198,000 for the quarter ended  June
30, 1999 to $878,000 for the quarter ending June 30, 2000. This decrease was primarily due to the change in expenses as described above.

Liquidity and Capital Resources

At June 30, 2000 our cash balance was $1,631,000, an increase of $1,629,000 from September 30, 1999. This increase was the result of cash raised to date from our $5 million private stock offering. We have historically funded our cash-flow deficits through borrowing and issuances of securities and we expect to fund future operating deficits in the same manner.

We repaid $962,500 in convertible debt and converted $62,500 of convertible debt into common stock during the three months ending June 30, 2000.

Prepaid expenses were -0- as of September 30, 1999 and increased to $61,000 as of June 30, 2000. The June 30, 2000 balance included $27,000 for prepaid marketing promotion costs and $30,000 for prepaid insurance.

Our Property and Equipment, net of accumulated depreciation, increased $129,000 from $54,000 as of September 30, 1999 to $183,000 as of June 30, 2000. This increase was from the purchase of computers and office furniture for our employees.

The cost of our Internet sites, net of accumulated amortization, increased from -0- as of September 30, 1999 to $814,000 as of June 30, 2000. We purchased our chessed.com site in January 2000 for $57,500 and 40,785 shares of common stock and we purchased our winbridge.com site in April 2000 for $200,000 and 200,0000 shares of common stock.

Our current liabilities decreased by $714,000 from September 30, 1999 to June 30, 2000. This decrease resulted from the reduction of $343,000 in short-term debt, a decrease in accounts payable and accrued liabilities of $312,000 and payment, in the form of common stock, of $59,000 in accrued preferred stock dividends.

Stockholders' equity increased from a deficit of $689,000 as of September 30, 1999 to a positive balance of $2,684,000 as of June 30, 2000. This increase resulted primarily from the $3,944,000, net of commissions, received for common stock sold this fiscal year, less our fiscal year-to-date net loss of $2,054,000.

Our ability to meet our liquidity requirements is dependent on our ability to attract capital on terms acceptable to us, if at all. If we are unable to raise sufficient capital there would be a material adverse effect on our business and results of operations.

              Factors That May Effect Future Results

Need for Additional Capital

      Our business is capital intensive, particularly with respect to product development costs associated with the design and creation of interactive Internet sites, and our plan to grow through acquisitions and strategic alliances. Accordingly, we may require additional capital to support and expand our operations. To the extent that revenues from operations are insufficient and additional funding is required, public or private financing may not be available when needed or may not be available on terms favorable or acceptable to us, if at all. Failure to secure additional financing, if and when needed, may have a material adverse affect on our ability to implement our proposed business strategy.

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

Penny Stocks

     The Securities and Exchange Commission has adopted regulations that generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. Our common stock may be deemed to be a "penny stock" and thus may become subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the common stock is listed on the NASDAQ Small Cap Market. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may adversely affect the ability of holders of the common stock to resell their shares in the secondary market.

We are dependent on the continued development of the Internet infrastructure

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

  * continued growth in the number of Internet users;

  * concerns about transaction security;

  * continued   development  of  the  necessary   technological
infrastructure;

  * development of enabling technologies; and

  * uncertain and increasing government regulations.

Rapid technological change could render our web sites and systems obsolete and require significant capital expenditures

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

    The development of web sites and other proprietary technology entails significant technical and business risks and requires substantial expenditures and lead-time. We may be unable to use new technologies effectively or adapt our web sites, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards that could harm our business. Updating our technology internally and licensing new technology from third parties may require significant additional capital expenditures and could affect our results of operations.

We will be exposed to risks associated with electronic commerce security and credit card fraud, which may reduce collections and discourage online transactions

    Consumer concerns about privacy or the security of transactions conducted on the Internet may inhibit the growth of the Internet and electronic commerce. To securely transmit confidential information, such as customer credit card numbers, we will rely on encryption and authentication technology that we will license from third parties. We cannot predict whether the algorithms we will use to protect customer transaction data will be compromised. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any security breaches. The measures we take to protect against security breaches may not be successful. Our failure to prevent security breaches could harm our business.

    Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as will be the case with the transactions we will process, that merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions could affect our revenues and harm our business.

We   could  face  liability  for  information  displayed   on   and
communications through our web site

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

We   could  face  additional  burdens  associated  with  government regulation of and legal uncertainties surrounding the Internet

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

Government Regulation and Legal Uncertainties

   We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. We believe that we are currently in compliance with such laws and that they do not have a material impact on our operations. Moreover, there are currently few laws or regulations directly applicable to access to, or commerce on the Internet. However, due to increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. Such laws and regulations may cover issues such as user privacy, pricing and characteristics and quality of products and services. The enactment of any such laws or regulations in the future may slow the growth of the Internet, which could in turn decrease the demand for our services and increase our cost of doing business or otherwise have an adverse effect on our business, results of operations and financial condition. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain and could expose us to substantial liability for which we might not be indemnified by content providers. We believe that our use of material on our Web sites is protected under current provisions of copyright law. However, legal rights to certain aspects of Internet content and commerce are not clearly settled. There is no assurance that we will be able to continue to maintain rights to information. The failure to be able to offer such information would have a material adverse effect on our business, results of operations and financial condition.

Legality of providing for-pay game tournaments on the Internet

   We believe that our iPong game and the game of trivia are games of skill, and when included in an entry fee tournament format, do not fall under the category of gambling on the Internet for Federal legal purposes and in most states within the U.S. We believe that for-pay tournaments are probably not permitted in Arizona, Arkansas, Delaware, Florida, Iowa, Louisiana, Maryland and Tennessee. We will block residents from these eight states from playing our for-pay tournaments by blocking out users with zip codes within these states. We believe the balance of the states in the U.S. do not prohibit this type of activity. However, should a state or Federal agency determine otherwise, we could incur significant legal expenses contesting this issue, or could find that some of the remaining 42 states will not allow this type of pay-for-play tournaments within their state.

   We believe that only a small percentage of potential worldwide users will not be allowed to play our for-pay tournaments due to local legal restrictions. However, if we are wrong, the failure to be able to offer this game to enough people to make our tournaments profitable would have a material adverse effect on our business potential, future results of operations and our future financial condition.

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

Dependence on Executive Officers and Other Key Employees

   Our success will depend upon the services of our directors, executive officers and certain key employees. There can be no assurance that we will be successful in attracting and retaining such personnel, and our inability to attract such personnel could have a material adverse effect on us.

There can be no assurance that our directors, executive officers, or key employees will remain associated with us in any particular capacity, or that they will not compete, directly or indirectly, with us. The exception is that our Chief Executive Officer, our President and our Chief Financial Officer have agreed, in their respective employment contract, to not compete with us for two years from termination of employment.

                         PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

We issued 252,000 shares of common stock during the quarter for gross proceeds of $315,000. These share sales were made under our $5,000,000 private equity offering to accredited investors at $1.25 per share. These shares of common stock were issued to accredited investors pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

We issued 50,000 shares of common stock during the quarter as partial compensation for loan finders fees pursuant to our $1.5 million convertible debt offering to accredited debt holders. These shares of common stock were issued pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

We issued 52,104 shares of common stock during the quarter as conversion of $62,500 convertible debt and $2,630 of accrued interest. These shares of common stock were issued pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

We issued 200,000 shares of common stock during the quarter, negotiated at $3.00 per share, and recorded on our books at the market price, on April 13, 2000, of $2.25 per share, as partial consideration to an individual, for the www.winbridge.com Internet site. These shares of common stock were issued to this individual pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

We issued 44,535 shares of common stock during the quarter as partial payment for services rendered to our Chief Financial Officer, to our Controller, and to an outside programmer for programming services. These shares of common stock were issued to these three individuals pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

We issued stock options to employees to purchase 2,723,500 shares of common stock during the quarter at prices ranging from $.63 per share to $9.00 per share. These options vest over three to five years and have a life of three years. We also canceled stock options to employees to purchase 2,515,000 shares of common stock during the quarter at prices ranging from $2.25 per share to $2.81 per share. These stock options were issued to employees pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

We issued stock warrants to an individual, as partial consideration for the www.winbridge.com Internet site, to purchase 50,000 shares of common stock at prices between $3.00 and $4.00 per share. These stock warrants vest immediately and have a three-year life. These stock warrants were issued pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

We issued stock warrants to our two outside directors to purchase 400,000 shares of common stock at $2.25 per share. These stock warrants vest 50% immediately and 50% on April 12, 2001, and all have a three-year life. We also cancelled a previously issued stock warrant to one director to purchase 100,000 shares at $3.25 per share. These stock warrants were issued pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

We issued warrants to purchase 600,000 shares of common stock at prices between $2.50 and $5.50 per share, as partial consideration to individuals who assisted us in raising $2,485,625 under our $5 million equity offering. These stock warrants vest immediately and have a three-year life. These stock warrants were issued pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.


Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of matters to a vote of Security Holders

On June 16, 2000 we held our Annual Meeting of Stockholders. Our shareholders elected Kirk Johnson, Frank Howard, Brad Rotter and Nolan Bushnell as directors until the next Shareholders' Meeting, adopted our 2000 Stock Option Plan and ratified the appointment of Pritchett, Siler & Hardy, P.C. as our independent auditors for the fiscal year ending September 30, 2000. Our shareholder voting results are as follows:


Name      Nolan Bushnell

          For          Against    Abstain
Shares    5,896,182    49,803     694,07



Name      Frank Howard

          For          Against    Abstain
Shares    5,894,582    55,400     690,073


Name      Kirk Johnson

          For          Against    Abstain
Shares    5,915,782    36,200     688,073


Name      Brad Rotter

          For          Against    Abstain
Shares    5,900,212    49,800     690,043


Adoption of Stock Option Plan

          For          Against    Abstain
Shares    5,449,673    349,311    900,071


Appointment of Auditors

          For          Against    Abstain
Shares    6,617,346    2,300      20,409



Item 5.  Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.     Description
-----------     -----------
   27           Financial Data Schedule

(b) Reports on Form 8-K

      Current  report on Form 8-K filed on April 25, 2000 reporting
Item 2 (Acquisition or Disposition of Assets): Asset purchase Agreement closed on April 13, 2000, whereby WebQuest International, Inc. purchased the Internet web site www.winbridge.com from an individual. No financial statements were required to be filed with this report.


                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

WebQuest International, Inc.
(Registrant)


 /s/ Scott Berry
-------------------------
Scott Berry
Chief Financial Officer


Dated:   August 14, 2000