Form 10KSB
period 2000-09-30
WEBQUEST INTERNATIONAL INC
filed 2000-12-26
CIK 1061104

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                         FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
             THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 2000


             Commission File Number   000-24355
                WebQuest International, Inc.
    (Exact name of small business issuer in its charter)


           Nevada                                    86-0894019
  (State or other jurisdiction of             (IRS Employer
   incorporation or organization)            Identification No.)



        2248 Meridian Blvd., Suite A, Minden, NV 89423-8601
  (Address of principal executive offices, including Zip Code)

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

                  Yes      [X]               No      [ ]

Check if there is no disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-KSB. ( )

State   issuer's  revenues  for  its  most  recent  fiscal  year:
$22,127.00

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days.

     Based on the closing price of the common stock quoted on the OTC Bulletin Board as reported on December 22, 2000 ($.56 per Share), the aggregate market value of the 6,572,462 shares of the common stock held by persons other than officers, directors and parties known to the registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five per cent of the Common Stock on that date was $3,685,059. By the foregoing statement, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of common stock of the Registrant.

       As of December 22, 2000 there were 9,610,283 shares of the issuer's Common Stock, $.001 par value, outstanding.

                            WEBQUEST INTERNATIONAL, INC.
                                      INDEX

                                Table of Contents
                                Part I

Item 1.   Description of Business .................................. 3
Item 2.   Description of Property ...................................5
Item 3.   Legal Proceedings .........................................5
Item 4.   Submission of Matters to a Vote of  Security  Holders .....5

                               Part II

Item 5.   Market for Common Equity and Related  Stockholder Matters .5
Item 6.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations .....................9
Item 7.   Financial Statements .....................................12
Item 8.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure ....................41

                              Part III

Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange
            Act ....................................................42
Item 10.  Executive Compensation ...................................44
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management..............................................47
Item 12.  Certain Relationships and Related Transactions ...........49
Item 13.  Exhibits and Reports on Form 8-K .........................49


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

                                  PART-I

ITEM 1.  DESCRIPTION OF BUSINESS

Background

     WebQuest International, Inc., was originally incorporated in Nevada on November 6, 1996 as iPONG International, Inc., and is the successor by merger with WebQuest International, Inc., a Utah corporation formerly known as Phaser Enterprises, Inc., in April 1997. Prior to April 1997, Phaser had no operations for several years. The purpose of these mergers was to merge WebQuest, a privately held corporation, with Phaser, a publicly held corporation and have WebQuest become the surviving entity.

      There have been no bankruptcies, receiverships, similar proceedings or purchase or sale of a significant amount of assets not in the ordinary course of our business.

      Our present business is the development and marketing of several games on the Internet. We currently derive nominal amounts of revenue from the sale of advertising on our www.ipong.comTM, www.freehoroscopes.com, www.winbridge.comTM and www.chessed.com Internet sites. We plan to start generating user fees on our www.winbridge.com bridge site and on our
www.chessed.com site starting in early 2001. We also plan to start up an on-line poker site, www.horseshoepoker.comTM in early 2001 and started leasing our MillionDollarPullTM software in November 2000. We are also test marketing for-pay tournaments on our www.ipong.com site.

Competition

   We will encounter intense competition in all aspects of our existing and proposed business and will compete directly with other companies, a significant number that have greater capital and other resources and longer operating histories than us. Our current direct competitors include the Internet sites games@yahoo.com, pogo.com, gamesville.com, uproar.com, bignetwork.com and itsyourturn.com.

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

License To Use Name

     We entered into a non-exclusive License Agreement on July 3, 1997, with Atari-JTS Corp ("Atari"), a Delaware Corporation that owns the software, programs, trade names, trademarks, promotional material, and intellectual property for PONGc's use on the
Internet. Hasbro, Inc. subsequently purchased Atari and is now the licensor. The agreement has a five year term, which is renewable for an additional five year period, if minimum royalty fees are at least $400,000.00 over the initial five year period, and allows us to license and use the game (Pong) in connection with our www.ipong.com website on a non-exclusive basis. As consideration for this agreement we paid a $5,000 non-refundable execution of agreement fee. We also agreed to pay a quarterly 1/10 of one-cent ($.001) royalty fee for each player who accesses Pong; with a base amount of $5,000 per quarter to the Company if the number of Pong players fails to exceed 5,000,000 in each quarter. To date, we have been paying the $5,000 minimum each three months.

Government Regulation

      We hold no registered patents, trademarks, franchises or concessions nor are we subject to any labor contracts. We have filed for U.S. service mark protection for our winbridge, ipong, horseshoepoker and MillionDollarPull products and anticipate these service marks to become effective in 2001.

      We are not currently subject to direct regulation by the Federal Communications Commission or any other agency, other than regulations applicable to businesses generally. We are subject to rules and regulations concerning games and sweepstakes, and we have consulted with the appropriate attorneys to insure we are in compliance with such rules and regulations.

      It is possible that some aspects of our for-pay tournaments could be illegal in certain states. We have blocked out people in nine states from playing our ipong for-pay tournaments, as we believe these tournaments are probably not legal in these nine states. Blockage consists of informing people, prior to registering for our tournaments, that it is probably illegal for them to play in certain states and that no prizes will be awarded to residents of these nine states.

       We plan to block residents of the U.S. and Canada from gambling at our online poker site when it opens.

      Changes in the regulatory environment relating to the Internet advertising or rights of privacy, could have an adverse effect on our business. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

     The last three fiscal years have been dedicated primarily to product research and development. We plan to launch several revenue-generating games on the Internet during fiscal 2001.

       We   have   not  incurred  any  expense  associated   with
environmental law compliance and do not expect to do so.

      We  currently employ 23 people, all of whom are  full-time.
From time to time we also utilize independent contractors.

ITEM 2.  DESCRIPTION OF PROPERTY

     We currently lease approximately 3,200 square feet of office space in Minden, Nevada from a non-affiliated party for $3,665.00 per month for our corporate headquarters. The lease is signed for three years. The utilized premises are in excellent physical condition.

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

                                      High  Price         Low Price

First Quarter ended 12/31/99            $5.25               $1.00

Second Quarter ended 3/31/00            $4.06               $2.00

Third Quarter ended 6/30/00             $3.25                $.63

Fourth Quarter ended 9/30/00            $1.03                $.44



      There were approximately 400 shareholders of Company Stock on December 22, 2000 that owned the 9,610,283 shares of common stock that were issued and outstanding. Our transfer agent is American Registrar & Transfer Co., 342 East 900 South, Salt Lake City, Utah 84111.

      We have never paid dividends on our common stock and we do not expect to pay dividends in the future, but rather plan to retain any earnings for expanding our business.





Recent Sales of Unregistered Securities

          We issued 85,000 shares of common stock during the year for a 504 offering recorded and accounted for in the prior year. These shares of common stock were issued to investors pursuant to the exemptions from registration requirements of the Securities Act provided by
Section 4(2) thereof.

     We issued 3,431,300 shares of common stock during the year for gross proceeds of $4,289,125. These share sales were made under our $5,000,000 private equity offering to accredited investors at $1.25 per share. These shares of common stock were issued to investors pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

     We issued a stock warrant to a consultant to purchase 500 shares of common stock at $1.00 per share during October 1999. This stock warrant was issued pursuant to the exemptions from registration requirements of the Securities Act provided by
Section 4(2) thereof.

     We issued a stock warrant, during November 1999, to purchase 100,000 shares of common stock at $2.00 per share to Frank Howard as partial compensation for Director services. This stock warrant was issued to Mr. Howard pursuant to the exemptions from registration requirements of the Securities Act provided by
Section 4(2) thereof.

     We issued 95,500 shares of common stock, valued at $1.00 per share, during the year as payments to several consultants for services rendered. These shares of common stock were issued to various consultants pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

     We issued 400,000 shares of common stock to HomeSeekers.com, Inc. as consideration to cancel a 7% licensing royalty on future revenues generated from our iPong technology, payment in full of a note payable and accrued interest, and payment in full of our accounts payable to HomeSeekers.com, Inc. for programming services through September 30, 1999. These shares of common stock were issued to HomeSeekers.com, Inc. pursuant to the exemption from registration requirements of the Securities Act provided by
Section 4(2) thereof.

     We issued 58,600 shares of common stock as partial payment for promotional materials. These shares of common stock were issued to J. Thomas Markham Company pursuant to the exemption from registration requirements of the Securities Act provided by
Section 4(2) thereof.

     We issued stock warrants to a lender during the three months ending December 31, 1999 to purchase 30,000 shares of common stock at $1.00 per share, as partial consideration to lend us money during 1999. This lender exercised 15,000 of these warrants during March 2000 and purchased 15,000 shares. We also issued this lender 30,000 shares of common stock during the year for shares owed on two warrants exercised at $1.00 per share in July 1999. These stock warrants and shares of common stock were issued to this lender pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

     We issued a stock warrant to a consultant during December 1999 to purchase 100,000 shares of common stock at $2.31 per share. This stock warrant was issued to this consultant pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

      We issued a stock warrant to a lender to purchase 27,500 shares of common stock at $.87 per share during December 1999 as partial consideration to lend us money during 1999. This lender exercised these warrants, along with 10,000 other warrants at $.87 per share, and purchased 37,500 shares during February 2000. This stock warrant and the shares of common stock were issued to this lender pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

     We issued 82,500 shares of common stock during the year as loan incentives pursuant to our $1.5 million convertible debt offering to accredited debt holders. We also issued notes to these holders totaling $1,025,000. $62,500 of the notes, along with their accrued interest, were converted into 52,104 shares of common stock at $1.25 per share. The $962,500 balance of the notes, along with accrued interest, were paid off in cash. These shares of common stock and notes were issued pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

      We issued a stock warrant to a consultant during January 2000 for services rendered to purchase 500 shares of common stock at $3.00 per share. This stock warrant was issued to this consultant pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

      We issued stock warrants to a marketing services vendor and his agent, for services to be rendered, to purchase 147,000 shares of common stock at $2.44 per share. We also issued 11,200 shares of common stock to these two consultants for marketing services to be performed. These stock warrants and shares were issued to these consultants pursuant to the exemptions from registration requirements of the Securities Act provided by
Section 4(2) thereof.

      During February 2000 we issued a stock warrant to a consultant to purchase 2,250 shares of common stock at $2.50 per share. This stock warrant was issued to this individual pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

     We issued 40,785 shares of common stock during the year, valued at $3.31 per share, as partial consideration to an individual, for the assets of the www.chessed.com Internet site. These shares of common stock were issued to this individual pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

     We issued 10,000 shares of common stock during July 2000, valued at $1.00 per share, as partial consideration to an individual, for the assets of the www.bridgepassion.com Internet site. These shares of common stock were issued to this individual pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

     We issued 36,588 shares of common stock during the year as partial payment for services rendered to our Chief Financial Officer and our Controller. An additional 9,088 shares of common stock were issued to these employees for partial compensation subsequent to year-end. These shares of common stock were issued to these two individuals pursuant to the exemptions from registration requirements of the Securities Act provided by
Section 4(2) thereof.

     We issued 57,870 shares of common stock as payment for $57,870 of preferred stock accrued dividends. These shares were issued to investors pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

     We issued stock options during the year to employees to purchase 6,106,938 shares of common stock at market prices
ranging  from  $.44 per share to $9.00 per share.   2,721,668 of
these options were cancelled during the year. The options vest over three years and have lives of three years after vesting. These stock options were issued to employees pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

     We issued 200,000 shares of common stock during the year, negotiated at $3.00 per share, and recorded on our books at the market price, on April 13, 2000, of $2.25 per share, as partial consideration to an individual, for the www.winbridge.com Internet site. We also issued stock warrants to this person, as partial consideration for the www.winbridge.com Internet site, to purchase 50,000 shares of common stock at prices between $3.00 and $4.00 per share. These stock warrants vest immediately and have a three-year life. These shares and stock warrants of common stock were issued to this individual pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

      We issued stock warrants to our two outside directors, during April 2000, to purchase 400,000 shares of common stock at $2.25 per share. These stock warrants vest 50% immediately and 50% on April 12, 2001, and all have a three-year life. These stock warrants were issued pursuant to the exemption from registration requirements of the Securities Act provided by
Section 4(2) thereof.

      We issued warrants to purchase 600,000 shares of common stock at prices between $2.50 and $5.50 per share, as partial consideration to individuals who assisted us in raising $2,485,625 under our $5 million equity offering. These stock warrants vest immediately and have a three-year life. These stock warrants were issued pursuant to the exemption from registration requirements of the Securities Act provided by
Section 4(2) thereof.

     During August 2000 we issued 3,572 shares of common stock at $1.12 per share to a consultant for development services on our www.winbridge.com site. These shares of common stock were issued to this consultant pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

     We issued 75,000 shares of common stock in September 2000 to a financial public relations firm as partial payment for services to be rendered. These shares of common stock were issued to this consultant pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.




Subsequent to September 30, 2000

     We issued 22,561 shares of common stock to a consultant for services rendered on our www.chessed.com site during October and November 2000. These
shares of common stock were issued pursuant to   the   exemptions
from  registration  requirements  of   the Securities Act provided
by Section 4(2) thereof.

     We issued 5,000 shares of common stock during October 2000 to our previous Vice President of Sales and Marketing as part of his severance package upon employment termination. These shares of common stock were issued to this previous employee pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

     We issued warrants to a financial public relations firm, in October 2000, to purchase 200,000 shares of common stock at $1.25 per share. These shares of common stock were issued to this consultant pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

     During November 2000 we issued 80,497 shares of common stock at $.81 per share to a software development consulting firm that developed our ilovecasinogames.com and biddles.com software as partial payment for these software products. These shares of common stock were issued to this consultant pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.


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

Results Of Operations


Revenue
                           2000           %CHANGE         1999
                           ----           -------         ----


Revenue                   $22,127            3%           21,523



      Revenues generated in 2000 and 1999 were derived from the sale of advertising on our web sites.

Operating Expenses



                           2000           %CHANGE         1999
                           ----           -------         ----

Operating Expenses      $2,704,032          37%        $1,976,716


      Operating expenses increased from $1,976,716 in 1999 to $2,704,032 in 2000. This represents an increase of $727,316 or 37%. This increase was primarily due to additional programming, management and marketing personnel hired during fiscal 2000 to develop and market our web sites. Other operating expenses experienced increases and decreases, but not of a material nature.

Other (Income) Expense

                           2000           %CHANGE         1999
                           ----           -------         ----



Other Expense             $69,889            96%         $35,628


     Net other expense for 2000 consisted of $149,907 of interest expense on our convertible debt and $80,018 of interest income from the cash we raised in our convertible debt and common stock offerings to private accredited lenders and investors. Net other expense for 1999 consisted primarily of a gain on the sale of marketable securities of $14,743 and interest expense of $50,392.


Net Loss
                           2000           %CHANGE         1999
                           ----           -------         ----

Net        Loss        $2,751,794           38%         $1,990,821

     Our net loss increased from $1,990,821 in 1999 to $2,751,794 in 2000 primarily due to an increase in employees hired during 2000 to develop and market our web sites.


Liquidity and Capital Resources

     We have experienced negative cash flow from operations since inception. We used $2,145,798 to fund our operations during fiscal 2000. This deficit was funded from $3,943,800 of net proceeds from the sale of restricted common stock under our $5,000,000 private equity offering to accredited investors at $1.25 per share.

    We spent $151,052 for the purchase of fixed assets during the year. We spent $265,000 to acquire the www.chessed.com, the www.winbridge.com, and the www.bridgepassion.com Internet sites. We spent $115,000 to develop the www.ilovecasinogames.com and the www.biddles.com Internet sites and our game member module.

   We received $825,000 during the year from our convertible debt offering and then paid back $1,031,475 of our convertible debt.
The balance of our convertible debt was converted into common stock during the year.

      Funds are currently being raised in a maximum $2,250,000 private offering to accredited investors. Product development and marketing expenses are projected to be significant over the next year. There are no plans to purchase or sell any physical plant or significant equipment. In order to continue operations, we may need to raise additional capital by borrowing or selling additional equity in our Company.

Need for Additional Capital

     Our business is capital intensive, particularly with respect to product development costs associated with the creation and start-up marketing of interactive Internet sites. Accordingly, we will require additional capital to support and expand our operations. To the extent that revenues from operations are insufficient and additional funding is required, public or private financing may not be available when needed or may not be available on terms favorable or acceptable to us, if at all. Failure to secure additional financing, if and when needed, may have a material adverse affect on our ability to implement our proposed business strategy.

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



ITEM. 7 FINANCIAL STATEMENTS





















                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                      FINANCIAL STATEMENTS

                   SEPTEMBER 30, 2000 and 1999

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                            PAGE

        Independent Auditor's Report                           1


        Balance Sheets, September 30, 2000 and 1999        2 - 3


        Statements of Operations, for the years ended
         September 30, 2000 and 1999 and from inception
         on November 5, 1996 through September 30,
         2000                                                  4


        Statement of Stockholders' Equity, from the date
         of inception on November 5, 1996 through
         September 30, 2000                                5 - 9


        Statements of Cash Flows, for the years ended
         September 30, 2000 and 1999 and from inception
         on November 5, 1996 through September 30,
         2000                                            10 - 12


        Notes to Financial Statements                    13 - 27

                  INDEPENDENT AUDITOR'S REPORT



Board of Directors
WEBQUEST INTERNATIONAL, INC.
Minden, Nevada

We have audited the accompanying balance sheets of Webquest International, Inc. [a development stage company] as of September 30, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2000 and 1999 for the period from inception on November 5, 1996 through September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webquest International, Inc. as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended September 30, 2000 and1999 and for the period from inception through September 30, 2000, in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the company has incurred substantial losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company may not have adequate working capital to complete its business plans. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.


October 17, 2000
Salt Lake City, Utah

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                            BALANCE SHEETS

                             ASSETS





                                              September 30,
                                         ________________________
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $1,081,286   $    2,386
  Employee advances                           18,330          671
  Accounts receivable                         13,479        3,980
  Interest receivable                          6,882            -
  Prepaid expenses                           128,903            -
                                         ___________  ___________
        Total Current Assets               1,248,880        7,037
                                         ___________  ___________

PROPERTY AND EQUIPMENT, net                  944,315       53,846
                                         ___________  ___________
OTHER ASSETS:
  Refundable deposits                          6,362        3,201
                                         ___________  ___________
        Total Other Assets                     6,362        3,201
                                         ___________  ___________
                                          $2,199,557   $   64,084
                                         ___________  ___________

                           [Continued]
                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                         BALANCE SHEETS

                           [Continued]

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                              September 30,
                                         ________________________
                                             2000         1999
                                         ___________  ___________
CURRENT LIABILITIES:
  Accounts payable                       $    77,823  $   204,530
  Notes payable - related parties             21,618      342,909
  Other accrued liabilities                   36,808      139,601
  Accrued dividends payable                        -       58,770
  Current portion - capital lease
   obligation                                      -        3,360
                                         ___________  ___________
        Total Current Liabilities            136,249      749,170
                                         ___________  ___________

CAPITAL LEASE OBLIGATION, less
 current portion                                   -        3,778
                                         ___________  ___________
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized, no
   shares issued and outstanding                   -            -
  Common stock, $.001 par value,
   45,000,000 shares authorized,
   9,493,137 and 4,870,618
   shares issued and outstanding               9,493        4,871
  Capital in excess of par value           8,372,239    2,909,909
  Deficit accumulated during the
   development stage                      (6,318,424)  (3,567,530)
                                         ___________  ___________
                                           2,063,308     (652,750)

  Less: Receivable stock
         subscription                              -      (36,114)
                                         ___________  ___________
        Total Stockholders' Equity
         (Deficit)                         2,063,308     (688,864)
                                         ___________  ___________
                                         $ 2,199,557  $    64,084
                                         ___________  ___________
















 The accompanying notes are an integral part of these financial statements.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                    STATEMENTS OF OPERATIONS


                                     For the          From Inception
                                   Years Ended        on November 5,
                                  September 30,        1996 Through
                            _________________________  September 30,
                                2000         1999         2000
                            ____________ ____________  ____________

REVENUE                     $     22,127 $     21,523  $     43,650
                            ____________ ____________  ____________

EXPENSES:
  Development,
   Administrative,
     and Marketing             2,704,032    1,954,606     5,913,887
  Compensation expense
   recorded in accordance
   with APB 25 for stock
   options issued below
   market value                        -       22,110       295,423
                            ____________ ____________  ____________
        Total Expenses         2,704,032    1,976,716     6,209,310
                             ___________ ____________  ____________
LOSS FROM OPERATIONS          (2,681,905)  (1,955,193)   (6,165,660)
                            ____________ ____________  ____________
OTHER INCOME (EXPENSE):
  Gain on sale of
   marketable securities               -       14,743        25,106
  Interest expense              (149,907)     (50,392)     (206,039)
  Interest income                 80,018           21        80,039
                            ____________ ____________  ____________
        Total Other Income
          (Expense)              (69,889)     (35,628)      (94,894)
                            ____________ ____________  ____________

LOSS BEFORE INCOME TAXES      (2,751,794)  (1,990,821)   (6,260,554)

CURRENT TAX EXPENSE                    -            -             -

DEFERRED TAX EXPENSE                   -            -             -
                            ____________ ____________  ____________

NET LOSS                    $ (2,751,794)$ (1,990,821) $ (6,260,554)

LESS:  PREFERRED DIVIDEND
  REQUIREMENTS                       900      (27,991)      (57,870)
                            ____________ ____________  ____________
NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS       $ (2,750,894)$ (2,018,812) $ (6,318,424)
                            ____________ ____________  ____________

LOSS PER COMMON SHARE       $       (.36)$       (.45) $      (1.38)
                            ____________ ____________  ____________




 The accompanying notes are an integral part of these financial statements.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

         FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                   THROUGH SEPTEMBER 30, 2000

                                                                  Deficit
                                                                 Accumulated
                    Preferred Stock  Common Stock       Capital   During the
                    _______________ _____________      in Excess  Development
                    Shares   Amount   Shares   Amount  Par Value   Stage
                    _______  _______  _______  _______  _________ ___________

BALANCE,
 November 5,
 1996                     -  $     -        -  $     -  $       - $         -

Issuance of
 2,438,333
 shares common
 stock for cash,
 January 1997,
 at $.123 per
 share                    -        - 2,438,333   2,438    297,562           -

Issuance of
 116,667 shares
 common stock
 for services,
 January 1997,
 at $.116 per
 share                    -        -  116,667      117     13,417           -

Recapitalization
 of Phaser,
 issuance of
 200,201 shares
 of common stock
 for Phaser
 stock, May 1997          -        -  200,201      200     (2,282)          -

Issuance of
 93,750 shares
 preferred and
 common stock
 for cash, March
 through
 September 1997,
 at $1.00 per
 share               93,750       94   93,750       94    187,312           -

Issuance of
 30,000 shares
 common stock
 for services,
 August 1997,
 at $1.00 per
 share                    -        -   30,000       30     29,970           -

Issuance of
 700,000  shares
 common stock
 for licensing
 agreement, at
 $1.00 per share,
 September 1997           -        -  700,000      700    699,300           -

Granting of
 options to
 acquire 400,000
 shares of
 common stock
 at below
 market value.
 Compensation
 expense
 calculated
 in accordance
 with APB 25.             -        -        -        -    353,600           -

Net loss for the
 period ended
 September 30,
 1997                     -        -        -        -          -    (459,001)
                    _______  _______  _______  _______  _________ ___________
BALANCE,
 September 30,
 1997                93,750  $    94 3,578,951 $ 3,579 $1,578,879 $  (459,001)

Issuance of
 251,000 shares
 preferred and
 common stock
 for cash,
 October, 1997
 through
 September, 1998
 at $1.00 per
 share              251,000      251  251,000      251    501,498           -

Issuance of
 126,943 shares
 preferred and
 common stock
 for non-cash
 consideration,
 July, 1999 at
 $1.00 per
 share              126,943      127  126,943      127    253,632           -

                           [Continued]
                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

         FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                   THROUGH SEPTEMBER 30, 2000

                           [Continued]

                                                                  Deficit
                                                                 Accumulated
                    Preferred Stock  Common Stock       Capital   During the
                    _______________ _____________      in Excess  Development
                    Shares   Amount   Shares   Amount  Par Value   Stage
                    _______  _______  _______  _______  _________ ___________
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

Issuance of 50,000
 shares common stock
 upon exercise of
 options by an officer,
 July 1998 at $.116
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

                           [Continued]
                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

         FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                   THROUGH SEPTEMBER 30, 2000

                           [Continued]

                                                                  Deficit
                                                                 Accumulated
                    Preferred Stock  Common Stock       Capital   During the
                    _______________ _____________      in Excess  Development
                    Shares   Amount   Shares   Amount  Par Value   Stage
                    _______  _______  _______  _______  _________ ___________

Accrued preferred
 dividends for
 period ending
 September 30,
 1998                    -         -        -        -          -    (30,779)

Shares issued due
 to rounding             -         -       19        -          -         -

Net loss for the
 year ended September
 30, 1998                -         -        -        -          - (1,058,938)
                    _______  _______  _______  _______  _________ ___________

BALANCE, September
 30, 1998          396,000   $  396 4,258,618 $  4,259 $2,630,515 $(1,548,718)

Issuance of 50,000
 shares of common
 stock upon exercise
 of warrants at
 $1.00 per share        -         -    50,000       50     49,950           -

Stock offering cost     -         -         -        -    (40,000)          -

Issuance of 20,000
 shares of common stock
 for interest valued
 at $1.00 per share     -         -    20,000       20     19,980           -

Issuance of 20,000
 shares of common stock
 for services valued
 at $1.00 per share     -         -    20,000       20     19,980           -

Issuance of 26,000
 shares of common
 stock for purchase
 of software at
 $1.00 per share        -         -    26,000       26      25,974          -

Issuance of 100,000
 shares of common
 stock for purchase
 of software at $1.75
 per share, May 1999    -         -   100,000      100     174,900          -

Assumed mandatory
 conversion of Series
 B preferred stock
 during the period
 ended September 30,
 1999            (396,000)     (396)  396,000      396           -          -

Accrued preferred
 dividends for period
 ending September 30,
 1999                   -         -         -        -           -     (27,991)

Granting of options
 and warrants to acquire
 common stock at below
 market value.
 Compensation expense
 calculated in accordance
 with APB25             -         -         -        -       22,110         -

                           [Continued]
                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

         FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                   THROUGH SEPTEMBER 30, 2000

                           [Continued]


                                                                  Deficit
                                                                 Accumulated
                    Preferred Stock  Common Stock       Capital   During the
                    _______________ _____________      in Excess  Development
                    Shares   Amount   Shares   Amount  Par Value   Stage
                    _______  _______  _______  _______  _________ ___________

Granting of warrants
 to acquire common
 stock at below
 market value in
 relations to note
 payable. Interest
 expense calculated
 in accordance with
 APB25                   -         -        -        -     6,500          -

Net loss for the
 year ended September
 30, 1999                -        -         -        -         -  (1,990,821)
                    _______  _______  _______  _______  _________ ___________

BALANCE, September
 30, 1999                -        - 4,870,618    4,871 2,909,909  (3,567,530)

Shares issued in
 private placement
 for cash at $1.25
 per share net of
 $345,325 stock
 offering cost.          -        - 3,431,300    3,431 3,940,369          -

Shares cancelled
 for non-payment
 of subscription
 receivable              -        -   (15,000)     (15)  (14,985)         -

Shares issued for
 cancellation of
 license agreements,
 payment of accounts
 payables and notes
 payable at $1.00 per
 share                   -       -    400,000     400    399,600          -

Shares issued upon
 exercise of warrants,
 at $.87 to $1.00
 per share               -       -     52,500      52     47,572          -

Shares issued  for
 warrants exercised
 in previous year at
 $1.00 per share         -       -     30,000      30     29,970          -

Shares issued for
 the acquisition of a
 website, (chessed.com)
 at $3.31 per share      -       -     40,785      41     134,959         -

Shares issued to pay
 accrued dividends
 on preferred stock      -       -     57,870      58      57,812         -

Shares issued for the
 acquisition of a
 web-site,
 (winbridge.com) at
 $2.25 per share         -       -    200,000     200     449,800         -

Shares issued for
 conversion of debt
 at $1.25 per share      -       -     52,104      52      65,078         -

                           [Continued]
                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

         FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                   THROUGH SEPTEMBER 30, 2000

                           [Continued]

                                                                  Deficit
                                                                 Accumulated
                    Preferred Stock  Common Stock       Capital   During the
                    _______________ _____________      in Excess  Development
                    Shares   Amount   Shares   Amount  Par Value   Stage
                    _______  _______  _______  _______  _________ ___________

Shares issued for
 loan incentives
 valued at $103,125
 or $1.25 per share       -      -     82,500      83     103,042         -

Shares issued for
 non-cash consideration
 including services
 valued at $248,517.
 Prices range from
 $.812 to $3.00 per
 share.                   -      -    280,460     280     248,237         -

Shares issued in
 connections with the
 acquisition of a
 website,
 (bridgepassion.com)
 at $1.00 per share,
 July 2000                -      -    10,000       10       9,990         -

Stock subscription
 receivable cancelled     -      -         -        -      (9,114)        -

Cancellation of
 preferred dividends
 for period ending
 September 30, 2000       -      -         -        -           -       900

Net loss for the
 year ended September
 30, 2000                 -      -         -        -           - (2,751,794)
                    _______  _______  _______  _______  _________ ___________

BALANCE, September
 30, 2000                 -  $   -  9,493,137  $ 9,493 $8,372,239$(6,318,424)
                    _______  _______  _______  _______  _________ ___________






















  The accompanying notes are an integral part of this financial statement.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

        Increase [Decrease] in Cash and Cash Equivalents

                                       For the Years       From Inception
                                           Ended           on November 5,
                            ______________________________  1996 Through
                             September 30,    September 30,  September 30,

                                2000            1999             2000
                           _______________ ________________ _______________
Cash Flows from Operating
 Activities:
 Net loss applicable to
  common stockholders     $    (2,750,894) $    (2,018,812) $    (6,318,424)
 Adjustments to reconcile
  net loss to net cash
  used by operating
  activities:
   Depreciation and
   amortization                   235,583          941,515        1,355,636
   Gain on sale of Market
   Securities                           -          (14,743)         (28,106)
   Stock issued for services
   and goods                      248,517          300,407          498,509
   Loan incentive expense         103,125                -          103,125
   Loss on Contract Settlement    192,700                -          192,700
   APB 25 compensation recorded
   for stock options issued below
   market value                         -            28,610         416,159
   Changes in assets and
    liabilities:
     (Increase) in employee
      advances                    (17,659)             (413)        (18,330)
     (Increase) in accounts
      receivable                   (9,499)           (3,980)        (13,479)
     (Increase) in prepaid
      expenses                   (128,902)                -         (74,885)
     (Increase) in interest
      receivable                   (6,883)                -          (6,883)
     Increase(Decrease) in accounts
      payable                    (126,707)          133,416          77,823
     (Increase) in
      advances - related parties        -            (6,500)              -
     Increase in accrued
      liabilities                  54,821            38,612         212,340
                           _______________ ________________ _______________
     Net Cash (Used) by
      Operating Activities     (2,145,798)         (601,888)     (3,597,832)
                           _______________ ________________ _______________

Cash Flows from Investing
 Activities:
 (Increase) Decrease in
  refundable deposits              (3,161)             550          (6,362)
 Purchase of equipment           (151,052)          (8,486)       (114,062)
 Purchase of websites            (380,000)               -        (380,000)
 Purchase of software
  licensing rights                      -                -        (300,000)
 Proceeds from marketable
  securities sales                      -          206,629         276,992
                           _______________ ________________ _______________
     Net Cash Provided
     (Used) by Investing
     Activities                  (534,213)         183,950        (523,432)
                           _______________ ________________ _______________

Cash Flows from Financing
 Activities:
 Proceeds from notes payable      825,000          371,327       1,324,827
 Payments on notes payable     (1,031,475)         (46,000)     (1,188,393)
 Payments on capital lease
  obligation                       (7,138)          (2,419)         (9,889)
 Proceeds from preferred stock
  issuance                              -                -         344,750
 Proceeds from common stock
  issuance                      4,033,424           50,000       4,733,385
 Dividends declared (cancelled)      (900)               -          57,870
                           _______________ ________________ _______________
     Net Cash Provided by
      Financing Activities      3,818,911          400,899       5,262,550
                           _______________ ________________ _______________
Net Increase (Decrease) in
 Cash                           1,078,900           (2,296)      1,081,286
Cash at Beginning of Period         2,386            4,682               -
                           _______________ ________________ _______________
Cash at End of Period      $    1,081,286  $         2,386  $    1,081,286
                           _______________ ________________ _______________

                           [Continued]
                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                           [Continued]

                                      For the Years        From Inception
                                         Ended             on November 5,
                            ______________________________  1996 Through
                             September 30,    September 30, September 30,
                                 2000             1999          2000
                           _______________ ________________ _______________

Supplemental Disclosures
 of Cash Flow Information:
  Cash paid during the year
  and from inception for:
    Interest                $      52,296    $      2,175    $      55,186
    Income taxes            $           -    $          -    $           -
    Interest capitalized    $       2,316    $          -    $       2,316

Supplemental Schedule of Non-Cash Investing and Financing
 Activities:

  For the year ended September 30, 2000:

     The Company cancelled 15,000 shares of common stock due to non-payment of subscription receivable. The shares were issued at $1.00 per share.

     The Company issued 400,000 shares of common stock for cancellation of a license agreement, payment of accounts payable and a note payable totaling $400,000 (or $1.00 per share).

     The Company issued 40,785 shares of common stock to acquire a web-site, chessed.com valued at $135,000 (or $3.31 per share).

     The Company issued 57,870 shares of common stock to pay for accrued dividends valued at $57,870 or $1.00 per share.

     The Company issued 200,000 shares of common stock valued at $450,000 for the purchase of the web-site winbridge.com.

     The   Company  issued  52,104  shares  of  common  stock   for
     conversion of debt valued at $65,130 (or $1.25 per share).

     The Company issued 82,500 shares for loan incentives valued at $103,125. These shares were issued at $1.25 and accounted for as interest expense.

     The Company issued 280,460 shares of common stock for non-cash consideration including services rendered valued at $248,517 with prices ranging from $.812 to $3.00 per share.

     The Company issued 10,000 shares of common stock as part of  a
     stock  and  cash  purchase  agreement  for  the  purchase   of
     bridgepassion.com.  The shares were issued at $1.00 per share

     The Company cancelled $900 of dividends payable due to non-payment for shares previously issued.

                           [Continued]
                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                           [Continued]

Supplemental Schedule of Non-Cash Investing and Financing
 Activities:

  For the year ended September 30, 1999:

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

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - WebQuest International, Inc. (the Company) was organized under the laws of the State of Nevada on November 5, 1996 as IPONG International, Inc., but subsequently reorganized with WebQuest International, Inc. (which was formed to serve as a vehicle for a reorganization of the Company). During April 1997, the Company entered into a plan and agreement of merger with Phaser Enterprises, Inc. ["Phaser"], a publicly held Utah corporation wherein the operations of the Company is the surviving entity. The Company is considered a development stage company as defined in SFAS No. 7. The Company's present business is the development and marketing of several games on the Internet. The Company currently derives nominal amounts of revenue from the sale of advertising on our www.ipong.comTM, www.freehoroscopes.com, www.winbridge.comTM and www.chessed.com Internet sites. We plan to start generating user
  fees  on  our   www.winbridge.com  bridge site  and  our
  www.chessed.com   chess site in  early  2001.  We also  plan  to
  start up an   on-line    poker    site, www.horseshoepoker.comTM
  in early 2001 and have started leasing our MillionDollarPullTM promotion software in November 2000.

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

  Dividend Policy - The Company has not paid any dividends on common stock to date and does not anticipate paying dividends on common stock in the foreseeable future. The Company previously had a dividend requirement with respect to its preferred stock [See Note 7].

  Revenue Recognition - Revenue is recognized at the time of the sale.

  Earnings  (Loss)  Per  Share  - The Company  calculates  earnings
  (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which requires the Company to present basic earnings (loss) per share and dilutive earnings (loss) per share when the effect is dilutive. [See Note 12].

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company had $981,286 and $0 in excess of federal insured amounts in its bank accounts at September 30, 2000 and 1999, respectively.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 3 - MARKETABLE SECURITIES

  During the year ended September 30, 1998, the Company accepted 53,924 shares of marketable securities valued at $248,886 in an entity, which is a shareholder of the Company, for the purchase of 124,443 shares of common and preferred stock of the Company. As of September 30, 1999, the Company had sold all marketable securities. A gain of $14,743 was realized during the year ended September 30, 1999.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 4 - SOFTWARE LICENSE RIGHTS

  Licensing and Marketing Agreement - During December 1996, the Company paid $300,000 for an option to acquire licensing rights to an interactive advertising game for use on the Internet. On January 5, 1997, the Company exercised its option and entered into a licensing and marketing agreement (with technical support) with a Nevada corporation, HomeSeekers.com, Inc. (formerly, NDS Software, Inc.), that owns the software rights. The license agreement has a ten-year term, which automatically renews for an additional ten-year term, and allows the Company to develop, use, and market the product on an exclusive basis. Licensing rights are capitalized and amortized on a ten-year basis (the original life of the agreement). Database management costs (including programming costs) are expensed as incurred and amounted to $102,462 for the year ended September 30, 1999. As consideration for this agreement the Company agreed: i) to pay $58,333 per month for a year, commencing January 5, 1997. During September
  1997,  the  Company  issued 700,000 shares of  restricted  common stock at an agreed upon value of $700,000 (or $1.00 per share) for full consideration of the one year, $58,333 per month payment. ii) to pay 7% of gross revenues for the first year after the live date (April 1, 1999), 10% of gross revenues for the second year after the live date, and 15% thereafter. iii) to pay $20,000 per month commencing at the live date for "website" fees to the Nevada corporation. During July 1998, the payment of $20,000 per month was amended to a pro-rata charge for services. and iv) to pay $125 per hour for Webpage development, website changes or customization, and management consulting, plus $0.50 per question for question development to the Nevada corporation for technical support. Upon merger with IPONG International, Inc. on April 18, 1997, Webquest assumed the rights and obligations to this agreement. HomeSeekers.com, Inc. is considered to be a related entity because it is a major shareholder.

  During May 1999, the license agreement was canceled and the Company fully expensed the licensing rights. Amortization expense for the year ended September 30, 1999 amounted to $825,000. Also during May 1999, the Company entered into a new agreement with HomeSeekers.com wherein the new agreement provided for the transfer of ownership to the Company of the technology rights, software and source code that was previously licensed. As consideration, the Company agreed to pay a royalty of 7% of gross revenues for a period of five years and to issue 100,000 shares of common stock to HomeSeekers.com valued at $175,000. As the technology was purchased from a related party, the Company recorded the purchase at the carry over-basis of the technology of $0, resulting in the $175,000 being expensed. The 7% royalty obligation was paid off in the form of 192,700 shares of common stock in October 1999.

  Non-exclusive License Agreement - On July 3, 1997, the Company entered into a non-exclusive licensing agreement with a Delaware corporation, Atari-JTS Corp. that owns the software, programs, trade names, trademarks, promotional material, and intellectual property for use on the Internet. The agreement with the Company has a five year term, which is renewable for an additional five years if minimum royalty fees received are at least $400,000 over the five year period, and allows the Company to license and use the game (Pong) in connection with its "website" on a non-exclusive basis. As consideration for this agreement the Company paid a $5,000 non-refundable execution of agreement fee. The Company also agreed to pay a quarterly 1/10 of one cent ($.001) royalty fee for each player who accesses Pong; with a base amount of $5,000 per quarter to the Delaware corporation if the number of Pong players fails to exceed 5,000,000 in each quarter. Royalty fees are expensed as incurred. Royalty expense amounted to $20,000 and $21,667 for the years ended September 30, 2000 and 1999, respectively.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation as of September 30, 2000 and 1999:

                                            2000       1999
                                         _________  _________
         Office equipment                 $72,687    $15,577
         Computer equipment               102,910     18,322
         Software                          74,354     65,000
         Websites                         975,000          -
                                         _________  _________
                                         1,224,951    98,899
           Less: accumulated
            depreciation                  (280,636)  (45,053)
                                         _________  _________
                                          $944,315   $53,846
                                         __________ __________

  Depreciation expense for the years ended September 30, 2000 and 1999 amounted to $235,583 and $41,515, respectively.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

  Notes payable consist of the following at September 30:

                                            2000       1999
                                         _________  _________
  Notes payable to a shareholder of
   the Company, annual compounding
   interest at 12%, due upon
   demand, unsecured                     $  19,109  $  17,062

  Notes payable to a shareholder
   of the Company, interest at
   10% and 12%, due upon demand,
   unsecured                                     -      4,294

  Note payable to a shareholder
   of the Company, interest at 12%,
   due upon demand, unsecured                    -      4,313

  Note payable to an entity related
   to a shareholder of the Company,
   annual compounding interest
   at 12%, due upon demand, unsecured        2,509      2,240

  12% unsecured demand notes payable
   to a shareholder of the Company               -     40,000

  12% unsecured convertible notes
   payable to a shareholder of the
   Company                                       -    200,000

  12% unsecured demand note payable to a
   shareholder of the Company                    -     15,000

  12% unsecured demand note payable to a
   shareholder of the Company                    -     10,000

  12% unsecured demand note payable to
   a related entity, which is a
   shareholder of the Company                    -     50,000
                                         _________  _________
                                          $21,618    $342,909
                                         __________ __________

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK

  Preferred Stock - The Company authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. At September 30, 2000, no shares of preferred stock were issued and outstanding.

  Series B Convertible Preferred Stock - The Company previously authorized 500,000 shares of preferred stock to be designated as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock pays dividends at the rate of 12% and is fully cumulative. The Series B Convertible Preferred Stock shall be entitled to receive dividends, commencing December 1, 1998, at an annual rate of 12% per share out of the funds legally available and to the extent declared by the Board of Directors. The dividends shall be payable in semi-annual installments on December 1 and June 1 commencing December 1, 1999. The dividends may be paid either in cash, in common stock of the corporation or a combination thereof. The Series B Convertible Preferred Stock will be automatically converted to one (1) share common stock one year from the date of issuance. The holders of Series B Convertible Preferred Stock shall be entitled to one (1) vote for each share of Series B Convertible Preferred Stock held. As of September 30, 1999, the Company had accrued preferred dividends of $58,770. At September 30, 1999, all previously issued shares of preferred stock were considered converted to common stock due to the automatic conversion of preferred stock to common stock at one year from the date of issuance. During the year, Company converted $57,870 of this balance into common stock at $1.00 per share. Also during the year, the Company cancelled $900 of previously declared dividends due to non-payment of previously issued stock.

  Common Stock- The Company authorized 45,000,000 shares of common stock, $.001 par value, and at September 30, 2000 and 1999, 9,493,137 and 4,870,618 were outstanding respectively.

  Settlement Agreement - On October 27, 1999, the Company issued 400,000 shares of its common stock to HomeSeekers.com, Inc. for payment of a $50,000 note payable, $3,800 of accrued interest on the note, $153,500 to outstanding payables for programming services and $192,700 for termination of the previous programming contract, that included a 7% royalty on gross revenues.

  Private Placement of Securities - During December 1999 the Company started offering for sale to persons who are "accredited investors", no minimum and a maximum of 4,000,000 shares of its previously authorized but unissued common stock for $1.25 per share for gross proceeds of up to $5,000,000. As of September 30, 2000 the Company had successfully sold 3,431,300 shares of stock for gross proceeds of $4,289,125, less stock offering costs of $345,325.

  Receipt of Stock Subscription - During the year ended September 30, 2000, the Company received $12,000 for payment of a subscription receivable and cancelled 15,000 shares of common stock valued at $15,000 or $1.00 per share due to non-payment.

  Chessed.com Acquisition - On January 13, 2000, the Company closed a purchase agreement with an individual to purchase the
  chessed.com   web-site.   The  total  purchase   price   of   the
  transaction was $192,500, $57,500 was paid with cash and the Company issued 40,785 shares of its common stock at an agreed upon value of $3.31 per share, or $135,000.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK [Continued]

  Winbridge.com Acquisition - On March 14, 2000, the Company entered into a purchase agreement to purchase the winbridge.com website. The total purchase price was $800,000 to be paid with $200,000 cash and 200,000 shares of common stock for the purchase of the winbridge.com web-site, which were valued at $3.00 per share. At the actual date of issuance of the stock, the price had fallen to $2.25 per share, which is the value used to compute the carrying cost of the acquisition. In addition, the Company issued two warrants, one for 25,000 shares at $3.00 per share and one for 25,000 shares at $4.00 per share.

  Bridgepassion.com Acquisition - On July 18, 2000, the Company agreed to purchase the website bridgepassion.com for $17,500 to be paid in $7,500 in cash and 10,000 shares of common stock valued at $1.00 per share.


  Stock issuances - other
  The Company issued 400,000 shares of common stock as part of a settlement agreement with a related-party. The agreement stated that a previous license agreement be cancelled along with payment of accounts and notes payables. The shares were issued at $1.00 per share for a total of $400,000 in consideration.

  The Company issued 52,500 shares of common stock for the exercise
  of  warrants  ranging from $.87 to $1.00 per  share.   The  total
  consideration was $47,624.

  The Company issued 30,000 shares of common stock for the exercise of warrants from the previous year at $1.00 per share. The total consideration was $30,000.

  The Company issued 57,870 shares of common stock to pay for accrued dividends valued at $57,870 or $1.00 per share.

  The Company issued 52,104 shares of common stock for conversion of $65,130 in debt or $1.25 per share.

  The Company issued 280,460 shares of common stock for non-cash consideration including services rendered valued at $248,517 with prices ranging from $.812 to $3.00 per share.

  The Company issued 82,500 shares of common stock as loan incentives that have been accounted for as interest expense in the amount of $103,125 or $1.25 per share.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

  NOTE 7 - CAPITAL STOCK [Continued]

  Public Offering - During the period from March through September 1997, the Company sold 93,750 shares of common stock and 93,750 shares of series B preferred stock pursuant to a public offering. From October 1997 through September 1998, the Company sold an additional 396,000 shares of common and preferred stock. This offering was made in reliance on Rule 504 of Regulation D under the Securities Act of 1933. An offering price of $10,000 per unit was arbitrarily determined by the Company and the sales agent. Each unit sold consisted of 5,000 shares of common stock, 2,500 warrants to purchase common stock and 5,000 shares of Series B 12% convertible preferred stock. Total proceeds from the stock sold through September 30, 1997 amounted to $187,500. Proceeds from the subsequent sales through September 1999 amounted to $792,000. The warrants are exercisable at $7.50 per share commencing July 11, 1999 and continuing until July 11, 2000. The warrants are subject to redemption by the Company at $.01 per warrant provided the common stock of the Company has traded at a price of more than $10.00 for 10 consecutive days concluding within any 20 consecutive day period immediately prior to the date the Company has provided notice of such redemption. Included in the above sales are 2,500 shares of common and preferred stock, which were issued for legal fees and 124,443 shares of common and preferred stock, which were issued in return for marketable securities [See Note 3].

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

  Nancy's Kitchen - During May 1999, the Company entered into a purchase agreement with an individual to purchase a website (with all right, software, programs, source codes, copyrights, trade secrets, patent rights, and other applicable rights for use on the Internet) called Nancy's Kitchen. As consideration for this purchase agreement the Company paid $19,000 cash during May and June 1999 and issued 6,000 shares of its common stock valued at $6,000 or $1.00 per share. Subsequent to September 30, 2000 the Company intends to transfer ownership of the website to a former officer as part of a settlement agreement.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK [Continued]

  Stock Warrants - At September 30, 2000, the Company had 2,861,750 warrants outstanding to purchase common stock at prices ranging from $.50 to $5.50 per share and expiring through June 26, 2005 that were issued in conjunction with the Company obtaining financing and for consulting services. 244,875 previously outstanding warrants related to the public stock offering expired during 2000.

NOTE 8 - STOCK OPTIONS

  During September through November of 1997, the Company issued a total of 580,000 options to officers and employees of the Company at $.116 per share, which was below the current market value of the Company's common stock of $1.00. In accordance with APB 25, the Company has recorded total
  compensation  expense  of  $295,423  for  the  period   from
  inception  through  September  30,  2000.   During  1998  an
  officer  exercised  100,000  options  for  $11,600.   During
  January 1999, an officer terminated his employment and forfeited his remaining 200,000 options. As of September 30, 2000, 180,000 of the options remain outstanding.

  During the year ended September 30, 1997 the Company granted 200,000 options to purchase the Company's common stock at $1.50 per share, expiring May 1, 2002. During August 1997 133,334 of the options were cancelled. As of September 30, 2000, 66,666 of the options remain outstanding.

  During the year ended September 30, 1999 the Company granted 218,064 options to purchase the Company's common stock at $1.00 per share, expiring through July 28, 2002. As of
  September   30,   2000,  all  218,064   options   remain
  outstanding.

  Stock Option Plan - On January 19, 2000, the Board of Directors of the Company adopted the 2000 Stock Option Plan which was approved by the Company's shareholders on June 16, 2000. The plan provides for the granting of awards of up to 5,000,000 shares of common stock to officers, directors, and employees. Awards under the plan will be granted as determined by the board of directors. As of September 30, 2000, a total of 3,232,832 options are outstanding under the plan.

  During the year ended September 30, 2000, prior to establishing the 2000 Stock Option Plan, the Company granted 302,438 options to purchase the Company's common stock at $1.00 per share, expiring in October, 2002. As of September 30, 2000, 302,048 of the options remain outstanding.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTIONS [Continued]

  A  summary  of the status of the options granted under the 2000 stock option plan and other agreements at September 30, 2000 and 1999, and changes during the year and period then ended are presented in the table below:

                             2000                     1999
                   ________________________ ________________________
                       	    Weighted Average         Weighted Average
                    Shares   Exercise Price  Shares   Exercise Price
                   _________ ______________ _________ ______________
    Outstanding
     at beginning
     of period       464,730 $          .73   482,500 $         .112
    Granted        6,106,938           3.27   615,564           1.10
    Exercised              -              -         -           .116
    Forfeited    (2,571,668)           2.77  (633,334)          .62
    Expired                -              -         -             -
                   _________ ______________ _________ ______________
    Outstanding
     at end of
     period        4,000,000 $         3.29   464,730 $          .73
                   _________ ______________ _________ ______________
    Exercisable
     at end of
     period        1,265,622 $         1.11   464,730 $          .73
                   _________ ______________ _________ ______________
    Weighted
     average fair
     value of
     options
     granted       6,106,938 $          .07   615,564 $          .06
                   _________ ______________ _________ ______________

  The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants during the year ended September 30, 2000 and 1999: risk-free interest rate of 6.4% and 5.2%, expected dividend yield of zero, expected lives of 5 years and expected volatility of 136% and 130%.

  A summary of the status of the options outstanding under agreements at September 30, 2000 is presented below:

                     Options Outstanding        Options Exercisable
               ________________________________ ____________________
                            Weighted-
                            Average    Weighted-            Weighted-
    Range of                Remaining  Average              Average
    Exercise     Number    Contractual Exercise   Number    Exercise
     Prices    Outstanding    Life      Price   Exercisable  Price
  ____________ ___________ ___________ ________ ___________ ________
  $       .116     180,000   1 Month    $ .116      180,000  $ .116
  $  .44 - .63      81,000   3 years    $ .540            -  $    -
  $ .75 - 1.13     685,210   2 years    $ 1.00      440,710  $ 1.00
  $1.25 - 1.75     984,166   3 years    $ 1.31      581,874  $ 1.31
  $2.00 - 3.00     794,624   3 years    $ 2.90       63,038  $ 2.88
  $5.00 - 7.00     875,000   7 years    $ 5.91            -  $    -
  $       9.00     400,000   8 years    $ 9.00            -  $    -

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

                                          For the           From Inception
                                        Years Ended         on November 5,
                                       September 30,        1996 Through
                                ___________________________ September 30,
                                    2000          1999          2000
                                _____________ _____________ _____________
     Net Loss
      applicable
      to common
      stockholders  As reported $  (2,750,894)$  (2,018,812)$  (6,318,424)
                    Proforma    $  (2,772,805)$  (2,028,837)$  (6,350,360)

     Earnings per
      Share         As reported $        (.36)$        (.45)$       (1.38)
                    Proforma    $        (.36)$        (.45)$       (1.38)

NOTE 9 - INCOME TAXES

  The   Company  accounts  for  income  taxes  in  accordance  with
  Statement of Financial Accounting Standards (SFAS) No. 109 Accounting for Income taxes. SFAS 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At September 30, 2000 and 1999, the total of all deferred tax assets was $1,988,205 and $1,054,719 and the total of the deferred tax liabilities was $0 and $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $1,988,205 and $1,054,719 as of September 30, 2000 and 1999, which has been offset against the net deferred tax assets. The net change in the valuation allowance during the years ended September 30, 2000 and 1999 amounted to approximately $933,486 and $674,701.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES [Continued]

  The components of income tax expense from continuing operations for the years ended September 30, 2000 and 1999 consist of the following:

                                               2000       1999
                                           ___________ ___________
    Current income tax expense:
      Federal                              $         - $         -
      State                                          -           -
                                           ___________ ___________
      Net tax expense                                -           -
                                           ___________ ___________
    Deferred tax expense (benefit)
     arising from:
       Excess of tax over financial
        accounting depreciation            $   (21,051)$  (324,016)
       Excess of tax over financial
        accounting compensation                      -      10,512
       Carryforwards of excess
        contributions                                -           -
       Deferred compensation - stock
        options                                      -     (80,378)
       Net operating loss
       carryforward                           (912,435)   (280,819)
       Valuation allowance                     933,486     674,701
                                           ___________ ___________
         Net deferred tax expense          $         - $         -
                                           ___________ ___________

  Deferred  income tax expense results primarily from the  reversal
  of   temporary  timing  differences  between  tax  and  financial statement income.

  A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                               2000       1999
                                           ___________ ___________
    Computed tax at the expected
     statutory rate                            34.00%      34.00%
                                           ___________ ___________
    State and local income taxes, net of
     federal benefit                               -           -
    Other                                       (.08)       (.11)
    Deferred compensation - stock options          -           -
    Valuation allowance                       (33.92)     (33.89)
                                           ___________ ___________
    Income tax expense                             -           -
                                           ___________ ___________

  As of September 30, 2000 and 1999 the Company has net tax operating loss (NOL) carryforwards available to offset its future income tax liability of approximately $4,776,524 and $2,092,891 that expire in various years through 2020.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES [Continued]

  The temporary differences and carryforwards gave rise to the following deferred tax asset (liability) at September 30, 2000 and 1999:

                                               2000       1999
                                           ___________ ___________
    Excess of tax over book accounting
     depreciation                          $   364,030 $   342,980
    Excess of tax over book accounting
     compensation                                    -           -
    Contribution carryover                         156         156
     Deferred compensation - stock options           -           -
    Net operating loss carryover             1,624,018     711,583


NOTE 10 - RELATED PARTY TRANSACTIONS

  Notes Payable - During the years ended September 30, 2000 and 1999, the Company entered into several notes payable with shareholders. [See Note 6].

  Employment Agreements - At September 30, 2000, the Company had entered into three employment agreements with officers and employees of the Company as follows:

  Chief Executive Officer - October 1999, Five year term, $200 a month automobile allowance, 300,000 stock options vesting 100,000 immediately, 100,000 one year from date of agreement, and 100,000 two years from date of agreement. Should termination of employment occur, an amount equal to the balance of the agreement shall be due and payable to the employee. The officer also received 1,100,000 incentive stock options during January 2000 which vest at the rate of 50,000 per quarter and are exercisable at rates from $1.25 to $9.00 per share.

  Chief Financial Officer - April 2000 through September 2002, 300,000 stock options for common stock at $1.25 to $5.00 per share vesting 25,000 on January 19, 2000 and 25,000 shares vesting quarterly starting on March 31,2000. The agreement also states that one-half of the compensation shall be paid in stock issued quarterly. Should termination of employment occur, an amount equal to the balance of the agreement shall be due and payable to the employee.

  President and Chief Operating Officer - January 2000, five year term, $200 a month automobile allowance, 1,100,000 stock options for common stock at $1.25 to $9.00 per share vesting
  100,000 immediately and 50,000 per quarter over a five year period. Should termination of employment occur, an amount equal to the balance of the agreement shall be due and payable to the employee. Subsequent to September 30, 2000, employment was terminated. As part of the settlement, the employee released the Company from the balance due under the agreement in exchange for the website Nancyskitchen.com, computer equipment, and office furniture.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

  NOTE 11 - LEASE OBLIGATIONS

  Operating Leases - During February 2000, the Company entered into a three-year lease for office space located in Minden, Nevada. The lease calls for monthly payments of $2,750. In May 2000, the lease was amended for additional space and increased monthly payments to $3,665.

  Rent expense amounted to $45,797 and $19,716 for the periods ended 2000 and 1999, respectively.

  Total future minimum lease payments for the operating lease obligations are as follows:

  Future minimum lease payments for the years ended September 30:

                                                Lease Payments
                                                ______________
                      2001                       $   43,980
                      2002                           43,980
                      2003                           18,325
                      2004                                -
                      Thereafter                          -
                                                ______________
                Total future minimum
                 lease payments                  $  106,285
                                                ______________


  Capital Lease - The Company was the lessee of equipment under a capital lease expiring in 2001. The assets and liabilities under the capital lease were recorded at the fair value of the assets at the time of purchase, which was the lower of the present value of the minimum lease payments or the fair value of the assets at the time of purchase. The assets are amortized over the related lease term. Amortization expense amounted to $3,296 and $3,296 for the assets under the capital lease as of September 30, 2000 and 1999 and the amortization expense has been included in depreciation expense for the years ended September 30, 2000 and 1999. On September 15, 2000, the Company paid the remaining balance owed on the lease.

  Equipment at September 30, 2000 and 1999 under capital lease obligations is as follows:

                                               2000       1999
                                           ___________ ___________
         Office equipment                  $         - $     9,889
         Less:  accumulated amortization             -      (4,353)
                                           ___________ ___________
                                           $         - $     5,536
                                           ___________ ___________

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 12 - EARNINGS (LOSS) PER SHARE

  The  following  data show the amounts used in computing  earnings
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended September 30, 2000 and 1999 and from inception on November 5, 1996 through September 30, 2000:

                                          For the           From Inception
                                        Years Ended         on November 5,
                                       September 30,        1996 Through
                                ___________________________ September 30,
                                    2000          1999          2000
                                _____________ _____________ _____________
    Income (loss) from
     continuing operations
     applicable to common
     stock                      $  (2,751,794)$  (1,990,821)$  (6,260,554)

    Less: preferred dividends             900       (27,991)      (57,870)
                                _____________ _____________ _____________
    Income (loss) available to
     common stockholders used
     in earnings  (loss) per
     share                      $  (2,750,894)$  (2,018,812)$  (6,318,424)
                                _____________ _____________ _____________
    Weighted average number of
      common shares outstanding
      used in earnings (loss)
      per share  during  the
      period                        7,648,694     4,473,733     4,587,853
                                _____________ _____________ _____________

  Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive. The Company had at September 30, 2000, options and warrants to purchase 6,918,418 shares of common stock, at prices ranging from $.116 to $5.50 per share, that were not included in the computation of diluted earnings (loss) per share because their effect was anti-dilutive.


NOTE 13 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations. Further, the Company may not have adequate working capital to complete its business plans. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS



NOTE 14 - SUBSEQUENT EVENTS

  Consulting Agreements - On October 20, 2000, the Company entered into an agreement with an individual to provide consulting services related to the Company's website "chessed.com." The Agreement provides for $5,000 worth of common stock to be issued monthly based on the closing price of the Company's stock at the last business day of each month. The Company issued 22,561 shares of common stock to this consultant for services rendered during October and November 2000.


  On October 11, 2000, the Company entered into an agreement with an individual to provide consulting services related to the
  Company's  planned  horseshoepoker.com website.   The  agreement
  states that $10,000 of compensation is to be paid monthly. The agreement also states that a warrant be issued for 300,000 shares of restricted common stock at $.66 per share. The shares vest as follows: 50,000 shares vest in October 2000, the balance vest 31,250 shares per quarter starting in January 2001.

  In October 2000, the Company entered into a capital lease agreement for thirty six months. The lease states that payments of $1,348 be made on a monthly basis.

  In October 2000, the Company organized a wholly owned subsidiary for the purpose of operating an Internet poker site.

  In October 2000, the Company's wholly owned subsidiary entered into an agreement with Casino Marketing S.A. to develop and operate the Company's Internet poker site.

  Settlement with former Chief Operating Officer - Subsequent to September 30, 2000, the employment of the Company's Chief Operating Officer (COO) was terminated. The Company plans to transfer the right to the website "Nancyskitchen.com" along with certain office furniture and computer equipment in settlement of the employment contract with the former officer.

  During October, 2000 the Company issued 9,088 shares of common stock for services rendered.

  The Company issued 5,000 shares of common stock during October 2000 to a former Vice President of Sales and Marketing as part of his severance package upon termination.

  The Company issued warrants to purchase 200,000 shares of common stock to a financial public relations firm in accordance with a consulting agreement signed in October 2000.

  During November 2000, the Company issued 80,497 shares of common stock at $.81 per share, to a software development consulting firm that developed the websites ilovecasinogames.com and biddles.com as partial payment for these services.

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


     Name           Age                   Position

Kirk Johnson        44           Chief Executive Officer,President,
                                 Secretary, Treasurer and Chairman
                                 of the Board of Directors

Tony Marzullo       57           Executive Vice President

Scott Berry         42           Chief Financial Officer

Nolan Bushnell      57           Director

Frank Howard        52           Director

Bradley Rotter      44           Director

          KIRK JOHNSON has served as our Chief Executive Officer, Secretary and Treasurer since January 1999, served as our
President from January 1999 until January 2000 and then from October 2000 to date, served as our Vice President from October 1997 to December 1998, and has been a Director since October 1997. Mr. Johnson has served as the Chairman of our Board of Directors since January 19, 2000. Mr. Johnson has been involved in all phases of management of our Company. Mr. Johnson brings 17 years of investment and corporate management experience as owner and operator of Nevada-Johnson, Inc., a real estate development and construction firm, and has knowledge and experience in capitalizing and developing startup companies.

         TONY MARZULLO has served as our Executive Vice President since September 2000 and served as our Vice President of Development from March 27, 2000 until September 2000. From June 1998 to December 1999 Mr. Marzullo was a Consulting Engineer with Silicon Integration Initiative, Inc., a not-for-profit organization that formulates software initiatives to improve the electronics industry development process. From May 1997 to October 1998 Mr. Marzullo was an Applications Engineering Manager for National Semiconductor, Inc. From March 1967 until April 1997 Mr. Marzullo worked for IBM, where his last position was Development Engineer Manager. Mr. Marzullo earned his BS in Electrical Engineering from Syracuse University.

     SCOTT  BERRY has served as our Chief Financial Officer since
October   1999   and  is  responsible  for  investor   relations,
accounting,  legal,  risk management and financial  planning  and
control.   Mr.  Berry  served  as  Chief  Financial  Officer   of
HomeSeekers.com, Inc., an Internet Company providing marketing services and products to real estate professionals, from October 1997 until September 1999. Between 1994 and October 1997, Mr. Berry served as Controller of several businesses including Dennis Banks Construction Company from February 1997 to October 1997, Advanced Plastic Molding, Inc. from April 1996 to January 1997, and Siller Brothers, Inc. from December 1994 to February 1996. From July 1993 to August 1994, Mr. Berry served as Vice President of Finance for Precision Resource Corporation, a software developer and computer hardware reseller. From September 1988 through June 1993, Mr. Berry was Chief Financial Officer of Lansmont Corporation, a developer and manufacturer of computer-based product and package test equipment. He started his career as a CPA with Ernst & Whinney, received his accounting degree from Chico State University and his MBA from Santa Clara University.

      NOLAN BUSHNELL has served as a Director since January 2000. Mr. Bushnell is the Founder and currently the CEO of uWink.com, Inc., a provider of Internet-networked games, digital jukeboxes and e-commerce terminals to retail establishments such as airports, coffee houses, bars and restaurants. Mr. Bushnell, considered the "Father of the Video Game Industry", is best known as the founder of Atari Corporation and Chuck E. Cheese's Pizza Time Theater. He has founded and successfully operated more than 20 companies over the last 25 years. He sits on the Boards of Directors of several leading companies, including Wave Systems, Inc. and Tradius, Inc. He is a regular content contributor to the "Webbie" nominated Metamarkets.com online "Think Tank" website. Over the years Mr. Bushnell has received numerous awards of distinction, including induction into the "Video Game Hall of Fame" and the Consumer Electronics Association Hall of Fame. He is the creator and holder of several patents in various industries. Mr. Bushnell received his B. S. in Electrical Engineering in 1968 from the University of Utah, where he is a "Distinguished Fellow", and also attended Stanford University Graduate School. He frequently lectures at major universities and corporations throughout the United States, inspiring others with his views on entrepreneurship and innovation.

           FRANK HOWARD has been a Director since December 1997, served as our President and Chief Operating Officer from January 2000 to October 2000 and served as our Chairman of the Board from January 1999 until January 2000. Mr. Howard founded Sales Technology, Inc. ("STI") in March 1989 and is currently its President and CEO. STI is a manufacturer and manufacturer's representative of industrial electronic products. From 1976 to 1989 Mr. Howard worked for Bently Nevada Corporation, an international supplier of high-speed electronic monitoring devices, where his last position was acting Vice President of Sales.

      BRADLEY ROTTER has served as a Director since April 2000. Since 1992, Mr. Rotter has served as Chairman of the Board of
Point West Capital Corporation ("Point West"), a specialty financial services company. Mr. Rotter is also the managing member of The Echelon Group of Companies, LLC, which provides investment and financial services. He was the principal shareholder of The Echelon Group Inc., a financial services company that was merged into Point West in 1995, and served as Chairman of the Board of that company from 1988 until the merger with Point West.

         Late Filings of Form 3's and Form 4's

              Mr. David Gallagher, our Vice President of Sales and Marketing, to our knowledge has not filed his final Form 4 upon termination of employment effective October 3, 2000.

           ITEM.10 EXECUTIVE COMPENSATION

    The following table shows, for the three year period ended September 30, 2000, the cash and other compensation paid to its Chief Executive Officers and to each of the executive officers who had annual compensation in excess of $100,000.00 during the last fiscal year.


                        SUMMARY COMPENSATION TABLE

Name and    Fiscal Salary Bonus Other  Awards   Securities Payouts  All
Principal   Year                Compen Restrict Underlying  LTIP    Other
Position                        sation ed Stock  Options   Payouts  Compen-
                                         Awards     (SARS) #        sation
                                                                     (4)


Robert Horn
(1)         2000      -     -     -      -         -          -       -
CEO,        1999  $45,000   -     -      -         -          -       -
Chairman    1998 $120,000   -     -      -         -          -       -
and
President

Frank Howard
 (2)        2000 $105,408   -     -      -      1,102,500      -  $2,000
President   1999      -     -     -      -          -          -      -
            1998      -     -     -      -          -          -      -


Kirk  Johnson
(3)         2000 $130,000   -      -      -       1,400,000     -  $3,200
Secretary/  1999 $136 917   -      -      -        200,000      -      -
Treasurer,  1998 $104,000   -      -      -            -        -      -
CEO,
President &
Chairman


  (1) Mr. Horn was Chairman of The Board, Chief Executive Officer and President from September 1997 until January 1999, when he resigned.

  (2)  Mr.  Howard was President from January 2000 until October
       2000.  He is currently a Director.

  (3) Mr. Johnson was Vice President, Secretary/Treasurer and Director from October 1997 until Mr. Horns' resignation in January 1999, when he became President and CEO. Mr. Johnson became Chairman when Frank Howard was hired as President in January 2000 and upon Mr. Howard's resignation in October 2000, Mr. Johnson also became President again.

  (4)  Includes car allowances.

Employment Agreements

       Kirk Johnson Chairman, CEO, President, Secretary and Treasurer - On October 1, 1999 we entered into a five-year employment agreement with Mr. Johnson whereby he continues to serve as our CEO and Director. Mr. Johnson is entitled to receive a base salary of $130,000.00 annually, plus options to purchase 300,000 shares of our Common Stock at $1.00 per share.

  The options vest as follows; 100,000 on the date of the agreement, 100,000 one year thereafter and the remaining 100,000 two years thereafter. The options have a three-year life after vesting. As a director, we will reimburse Mr. Johnson for expenses comparably to other directors. Mr. Johnson will also receive a $200.00 monthly vehicle allowance. There are no restrictions on any of the underlying common stock except for those imposed under Rule 144 of the Securities Act of 1933, as amended. The term of the employment agreement shall end October 1, 2004. Mr. Johnson was also granted incentive stock options to purchase 1,100,000 shares of common stock at $1.25 to $5.00 per share on January 19, 2000. The options vest at the rate of 100,000 shares on January 19, 2000 with the balance vesting 50,000 shares per quarter beginning on April 19, 2000.

     On January 19, 2000 our Board of Directors hired Frank Howard as President and Chief Operating Officer. Mr. Howard had
  previously served as Chairman of the Board of Directors. Mr. Howard's employment agreement provided for a salary of $130,000 per year for five years. The agreement also provided for incentive stock options to purchase 1,100,000 shares of common stock at prices from $1.25 to $9.00 per share. The options vested at the rate of 100,000 shares on January 19, 2000 with the balance vesting 50,000 shares per quarter beginning on April 19, 2000. Mr. Howard resigned his officer position in October 2000 and is currently a Director of our Company.

     On April 1, 2000 we entered into an employment agreement, to end on September 30, 2002, with Scott Berry whereby he serves as our Chief Financial Officer. Mr. Berry is entitled to receive a base salary of $85,000 annually, payable one-half in cash and one-half in restricted Common Stock, at $1.00 per share, issued quarterly. Mr. Berry was also granted an incentive stock option to purchase 300,000 shares of our Common Stock at prices from $1.25 to $5.00 per share on January 19, 2000. The options vest as follows: 25,000 shares on January 19, 2000 and 25,000 shares vesting quarterly starting on March 31, 2000. The options have a three-year life after vesting. Mr. Berry served as our Chief Financial Officer on a part-time basis from October 4, 1999 until March 31, 2000.


Option Grants in Last Fiscal Year

      The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended September 30, 2000 to each person listed in the above Executive Officer Summary Compensation Table.




              Number of       % Of Total        Price     Expiration
   Name       Securities        Options      ($/Shares)      Date
              Underlying      Granted to
               Options         Employees
             Granted (#)    In Fiscal Year

Frank         1,100,000            28%      $1.25 - $9.00    (1)
Howard

Kirk          1,400,000            36%      $1.25 - $9.00    (2)
Johnson

1) Expire on various dates between June 21, 2003 and June  21, 2008.
2) Expire on various dates between September 30, 2002 and June 21,
   2008.

      As of September 30, 2000, there were options outstanding to purchase an aggregate of 4,000,000 shares of the Company Common
Stock.

      The following table covers information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended September 30, 2000 to each person named in the Summary Compensation Table and the unexercised options held at the end of the fiscal year.


     Aggregated Option/SAR Exercises in Last Fiscal Year
            And Fiscal Year-End Option/SAR Values




                                     Securities     Value Of
                                     Underlying     Unexercised
                Number of            Unexercised    In-The-Money
                 Shares              Options/SARS   Options/SARS
               Acquired on             FY End #     At Year End $
                Exercised    Value   Unexercised/   Exercisable/
   Name        Realized #  Realized  Unexercisable  Unexercisable

Frank Howard      -0-         $0     212,083/            $0
                                         900,000

Kirk Johnson      -0-         $0     880,000/       $113,400 / $0
                                         900,000

ITEM  11.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND

MANAGEMENT

     The following table sets forth certain information regarding our Common Stock beneficially owned as of November 30, 2000 for
(i) each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding Common Stock, (ii) each of our directors, (iii) each named executive officer (as defined in Item 402(a)(2) of Regulation SB), and (iv) all executive officers and directors as a group. At November 30, 2000 there were 9,602,283 shares of Common Stock outstanding. Except as specifically set forth in the notes below, the table does not give effect to (a) up to 3,161,750 shares of Common Stock in the event of exercise of outstanding warrants, and (b) up to 3,249,125 shares of Common Stock in the event of exercise of outstanding options.

Name and Address of  Amount and Nature of       Percentage
Beneficial Owner(1)  Beneficial Ownership(2)     of Class
___________________  ______________________    ____________
Scott Berry (3)             152,288                1.6%
Nolan Bushnell (4)          100,000                1.0%
Frank Howard (5)            320,808                3.2%
Kirk Johnson (6)          1,075,221               10.3%
Tony Marzullo (7)            90,625                 .9%
Brad Rotter (8)             100,000                1.0%

All directors and
 officers as a group
 (six people)             1,838,942               16.4%

HomeSeekers.com, Inc.(9)    800,000                8.3%
Ruth Kelly (10)             795,194                8.3%
Darin Murphy (11)           674,943                7.0%
William Tomerlin (12)       527,200                5.5%

----------------------
(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified is 2248 Meridian Boulevard, Suite A, Minden, NV 89423-8601. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the Shares beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise
of   warrants   or  options  or  the  conversion  of  convertible
securities. Each beneficial owner's percentage ownership is determined by assuming that warrants or options that are held by such person (but not those held by any other person) and that are exercisable within 60 days have been exercised or converted.

(3) Mr.  Berry is Chief Financial Officer of our Company.
Includes options to purchase 125,625 Shares.

(4) Mr. Bushnell is a Director of our Company. Consists of warrants to purchase 100,000 Shares.

(5) Mr. Howard was President and Chief Operating Officer of our
Company  from  January 2000 until October 2000.   Mr.  Howard  is
currently  a  Director  of  our  Company.   Includes  options  to
purchase 210,208 Shares and warrants to purchase 100,000 Shares.

(6) Mr. Johnson is Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Board of Directors of our Company.
Includes options to purchase 880,000 Shares.

(7) Mr. Marzullo is Executive Vice President of our Company. Consists of options to purchase 25,208 Shares.

(8) Mr. Rotter is a Director of our Company. Consists of warrants to purchase 100,000 Shares.

(9) We purchased our iPong technology from HomeSeekers.com, Inc. HomeSeekers' address is 6490 South McCarran Blvd., Suite D-28,
Reno, NV 89509.

(10) Mrs. Kelly's address is 7230 Sierra Vista Way, Reno,  NV 89511.

(11) Mr. Murphy's address is 4465 Juniper Trail, Reno, NV 89509.

(12) Mr.  Tomerlin's address is 1625 Main Street, Minden,  NV 89423.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     On October 27, 1999 we issued 400,000 shares of common stock to HomeSeekers.com, Inc. for payment of a $50,000 note payable, $3,800 of accrued interest, $153,500 for outstanding accounts payable for programming services and $194,700 for termination of the previous programming contract, that included a 7% royalty on gross revenues. We originally borrowed the $50,000 from HomeSeekers.com, Inc. during March 1999. HomeSeekers.com, Inc. is a shareholder with over 5% beneficial ownership in our Company, and was a significant provider of programming and web site hosting services to us up until June 2000. Interest was at 12% per annum and the note was unsecured.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  A)      Index to Exhibits

  B) Current report on Form 8-K filed on January 27, 2000 reporting Item 2 (Acquisition or Disposition of Assets):
          Asset purchase Agreement dated January 13, 2000, whereby WebQuest International, Inc. purchased the Internet web site www.chessed.com from an individual. No financial statements were required to be filed with this report.

  Current  report  on Form 8-K filed on April 25, 2000  reporting
  Item 2 (Acquisition or Disposition of Assets): Asset purchase Agreement closed on April 13, 2000, whereby WebQuest International, Inc. purchased the Internet web site www.winbridge.com from an individual. No financial statements were required to be filed with this report.

Exhibits  Description of Documents

3.1 Articles Of Incorporation for WebQuest International,Inc. dated April 17, 1997 (1)
3.2       Articles Of Merger for WebQuest International, Inc. dated
          May 12, 1997(1)
3.3       By-laws for WebQuest International, Inc. dated April 18,
          1997(1)
10.1 Licensing Agreement between NDS Software, Inc. and WebQuest International, Inc.(1)
10.2      Bob Horn Employment Agreement dated September 24, 1997(1)
10.3      Kirk Johnson Employment Agreement dated October 1, 1997(1)
10.4      Scavengernet Purchase Agreement dated October 9, 1998(2)
10.5      Atari Contract dated July 3, 1997 (2)
10.6      Asset Purchase Agreement with Nancy Rogers dated May 30,
          1999 (3)
10.7      Kirk Johnson Employment Agreement dated October 1, 1999 (3)
10.8      WebQuest International, Inc. 2000 Stock Option Plan (4)
10.9      Frank Howard Employment Agreement date January 19, 2000 (4)
10.10     Scott Berry Employment Agreement dated April 1, 2000 (5)
27        Financial Data Schedule (6)

  (1) Incorporated by reference to Exhibits with corresponding numbers from the Company's Form 10-SB Registration Statement, as amended, as filed with the Securities and Exchange Commission.
       All exhibits were filed with the May 29, 1998 filing.
  (2) Incorporated by reference to Exhibits with corresponding numbers from the Company's Form 10-KSB for year ended September 30, 1998.
  (3) Incorporated by reference to Exhibits with corresponding numbers from the Company's Form 10-KSB for year ended September 30, 1999.
  (4) Incorporated by reference to Exhibits with corresponding numbers from the Company's Form 10-QSB for three months ended December 31, 1999.
  (5) Incorporated by reference to Exhibits with corresponding numbers from the Company's Form 10-QSB for three months ended March 31, 2000.
  (6)  Included in this document.


B)   Reports on Form 8-K.

None.

                         SIGNATURES

            In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WebQuest International, Incorporated
                                   (Registrant)

Date:     December 26, 2000        By: /s/ Kirk Johnson
                                   Kirk Johnson
                                   Chief Executive Officer
                                   President, Treasurer,
                                   Secretary and Chairman