Form 10QSB
period 2000-12-31
WEBQUEST INTERNATIONAL INC
filed 2001-02-14
CIK 1061104

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                 FORM 10-QSB


                                 (Mark One)
  {X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended DECEMBER 31, 2000

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

                              YES [X]  NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,649,660 shares of common stock, $.001 par value, outstanding as of January 31, 2001.

                    WEBQUEST INTERNATIONAL, INCORPORATED
            TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
             Form 10-QSB for the quarter ended December 31, 2000




PART I     FINANCIAL INFORMATION

Item 1     Financial Statements:                                 Page
                                                                ------
           Condensed Balance Sheets as of December 31, 2000
           and September 30, 2000                                2-3

           Condensed Statements of Operations for the
           Three-month period ended December 31, 2000 and 1999
           and from the Date of Inception on November 5, 1996
           through December 31, 2000                               4

           Statement of Stockholders' Equity
           from the Date of Inception on November 5, 1996
           through December 31, 2000                             5-9

           Condensed Statements of Cash Flows for the three
           months ended December 31, 2000 and 1999 and from
           inception on November 5, 1996 through December 31,
           2000                                                   11

           Notes to Unaudited Condensed Financial Statements   12-17

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    18

           Factors That May Effect Future Results                 19

PART II    OTHER INFORMATION                                      26

Item 1     Legal Proceedings                                      27

Item 2     Changes in Securities and Use of Proceeds              27

Item 3     Defaults upon Senior Securities                        27

Item 4     Submission of Matters to a Vote of Security Holders    27

Item 5     Other Information                                      27

Item 6     Exhibits and Reports on Form 8-K                       26

           SIGNATURES                                          27-28

                        PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS






















                  WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                         [A Development Stage Company]

                        UNAUDITED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                  WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                         [A Development Stage Company]




                                   CONTENTS

                                                          PAGE


             Unaudited Condensed Balance Sheets,
             December 31, 2000 and September 30, 2000    2 - 3


             Unaudited Condensed Statements of Operations,
              for the three months ended December 31, 2000 and
             1999 and from inception on November 5,
             1996 through December 31, 2000                  4


             Unaudited Statement of Stockholders' Equity, from
             Inception on November 5, 1996 through December 31,
             2000                                        5 - 9


             Unaudited Condensed Statements of Cash Flows, for the three months ended December 31, 2000 and 1999 and from inception on November 5, 1996 through
             December 31, 2000                         10 - 11


        -  Notes to Unaudited Condensed Financial Statements12 - 17

                  WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                         [A Development Stage Company]

                           CONDENSED BALANCE SHEETS

                                  (Unaudited)

                                    ASSETS





                                        December 31,  September 30,
                                             2000         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $  393,610   $1,081,286
  Prepaid expenses                            70,492      128,903
  Accounts receivable                          9,970       13,479
  Employee advances                           18,830       18,330
  Interest receivable                          1,702        6,882
                                         ___________  ___________
        Total Current Assets                 494,604    1,248,880
                                         ___________  ___________

PROPERTY AND EQUIPMENT, net                  993,126      944,315
                                         ___________  ___________
OTHER ASSETS
  Refundable deposits                          6,362        6,362
                                         ___________  ___________
        Total Other Assets                     6,362        6,362
                                         ___________  ___________
                                          $1,494,092   $2,199,557
                                        ____________  ___________















                                  [Continued]

                  WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                         [A Development Stage Company]

                           CONDENSED BALANCE SHEETS

                                  (Unaudited)

                                  [Continued]


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                       December 31,  September 30,
                                             2000         2000
                                         ___________  ___________
CURRENT LIABILITIES:
  Accounts payable                        $    5,300   $   77,823
  Notes payable - shareholders                21,618       21,618
  Other accrued liabilities                   21,238       36,808
  Customer prepayments                        12,500            -
  Current portion - capital
     lease obligation                          9,456            -
                                         ___________  ___________
        Total Current Liabilities             70,112      136,249
                                         ___________  ___________

CAPITAL LEASE OBLIGATION, less
     current portion                          21,028            -
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
    5,000,000 shares authorized of
    which 500,000 shares have been
    authorized and designated as
    12% Series A convertible
    preferred stock, no shares
    outstanding as all are considered
    to be converted to common stock                -            -
  Common stock, $.001 par value,
    45,000,000 shares authorized
    9,649,660 and 9,493,137 shares
    issued and outstanding                     9,650        9,493
  Capital in excess of par value           8,487,588    8,372,239
  Deficit accumulated during the
    development stage                     (7,094,286)  (6,318,424)
                                         ___________  ___________
        Total Stockholders' Equity         1,402,952    2,063,308
                                         ___________  ___________
                                          $1,494,092   $2,199,557
                                        ____________  ___________







NOTE: The balance sheet at September 30, 2000 was taken from the audited financial statements at that date and condensed.

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                  WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                         [A Development Stage Company]


                      CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                    For the
                                  Three Months       From Inception
                                     Ended           on November 5,
                                  December 31,        1996 Through
                             ________________________ December 31,
                                 2000       1999          2000
                             ___________ ___________  ___________

REVENUE                       $   5,564   $   3,225    $  49,214
                             ___________ ___________  ___________

EXPENSES:
  Development, general
    and administrative,
    and marketing               790,675      431,563   6,704,562
  Compensation expense
    recorded in accordance
    with APB 25 for stock
    options issued below
    market value                      -           -      295,423
                             ___________ ___________  ___________
        Total Expenses          790,675     431,563    6,999,985
                             ___________ ___________  ___________
LOSS FROM OPERATIONS          (785,111)   (428,338)   (6,950,771)
                             ___________ ___________  ___________
OTHER INCOME (EXPENSE):
  Gain on sale of marketable
    securities                        -           -       25,106
  Interest income                11,293           -       91,332
  Interest (expense)            (2,044)     (9,492)    (202,083)
                             ___________ ___________  ___________
        Total Other Income
          (Expense)               9,249     (9,492)     (85,645)
                             ___________ ___________  ___________

LOSS BEFORE INCOME TAXES      (775,862)   (437,830)   (7,036,415)

CURRENT TAX EXPENSE                   -           -            -

DEFERRED TAX EXPENSE                  -           -            -
                             ___________ ___________  ___________

NET LOSS                      $(775,862)  $(437,830)  $(7,036,416)

LESS:  PREFERRED DIVIDEND
  REQUIREMENTS                        -           -     (57,870)
                             ___________ ___________  ___________
NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS         $(775,862)  $(437,830)  $(7,094,286)
                             ___________ ___________  ___________
LOSS PER COMMON SHARE         $   (.08)   $   (.07)    $  (1.45)
                             ___________ ___________  ___________

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

         FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                   THROUGH DECEMBER 31, 2000

                            (Unaudited)

                                                                  Deficit
                                                                 Accumulated
                    Preferred Stock  Common Stock       Capital   During the
                    _______________ _____________      in Excess  Development
                    Shares   Amount   Shares   Amount  Par Value   Stage
                    _______  _______  _______  _______  _________ ___________

BALANCE,
 November 5,
 1996                     -  $     -        -  $     -  $       - $         -

Issuance of
 2,438,333
 shares common
 stock for cash,
 January 1997,
 at $.123 per
 share                    -        - 2,438,333   2,438    297,562           -

Issuance of
 116,667 shares
 common stock
 for services,
 January 1997,
 at $.116 per
 share                    -        -  116,667      117     13,417           -

Recapitalization
 of Phaser,
 issuance of
 200,201 shares
 of common stock
 for Phaser
 stock, May 1997          -        -  200,201      200     (2,282)          -

Issuance of
 93,750 shares
 preferred and
 common stock
 for cash, March
 through
 September 1997,
 at $1.00 per
 share               93,750       94   93,750       94    187,312           -

Issuance of
 30,000 shares
 common stock
 for services,
 August 1997,
 at $1.00 per
 share                    -        -   30,000       30     29,970           -

Issuance of
 700,000  shares
 common stock
 for licensing
 agreement, at
 $1.00 per share,
 September 1997           -        -  700,000      700    699,300           -

Granting of
 options to
 acquire 400,000
 shares of
 common stock
 at below
 market value.
 Compensation
 expense
 calculated
 in accordance
 with APB 25.             -        -        -        -    353,600           -

Net loss for the
 period ended
 September 30,
 1997                     -        -        -        -          -    (459,001)
                    _______  _______  _______  _______  _________ ___________
BALANCE,
 September 30,
 1997                93,750      94  3,578,951   3,579  1,578,879    (459,001)

Issuance of
 251,000 shares
 preferred and
 common stock
 for cash,
 October, 1997
 through
 September, 1998
 at $1.00 per
 share              251,000      251  251,000      251    501,498           -

Issuance of
 126,943 shares
 preferred and
 common stock
 for non-cash
 consideration,
 July, 1999 at
 $1.00 per
 share              126,943      127  126,943      127    253,632           -



                           [Continued]

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

         FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                   THROUGH DECEMBER 31, 2000

                            (Unaudited)

                           [Continued]

                                                                    Deficit
                                                                 Accumulated
                    Preferred Stock     Common Stock     Capital  During the
                    _______________   ________________  in Excess Development
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

                   THROUGH DECEMBER 31, 2000

                            (Unaudited)

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

Accrued preferred
 dividends for
 period ending
 September 30,
 1998                    -         -        -        -          -    (30,779)

Shares issued due
 to rounding             -         -       19        -          -         -

Net loss for the
 year ended September
 30, 1998                -         -        -        -          - (1,058,938)
                    _______  _______  _______  _______  _________ ___________

BALANCE, September
 30, 1998          396,000     396  4,258,618    4,259  2,630,515  (1,548,718)

Issuance of 50,000
 shares of common
 stock upon exercise
 of warrants at
 $1.00 per share        -         -    50,000       50     49,950           -

Stock offering cost     -         -         -        -    (40,000)          -

Issuance of 20,000
 shares of common stock
 for interest valued
 at $1.00 per share     -         -    20,000       20     19,980           -

Issuance of 20,000
 shares of common stock
 for services valued
 at $1.00 per share     -         -    20,000       20     19,980           -

Issuance of 26,000
 shares of common
 stock for purchase
 of software at
 $1.00 per share        -         -    26,000       26      25,974          -

Issuance of 100,000
 shares of common
 stock for purchase
 of software at $1.75
 per share, May 1999    -         -   100,000      100     174,900          -

Assumed mandatory
 conversion of Series
 B preferred stock
 during the period
 ended September 30,
 1999            (396,000)     (396)  396,000      396           -          -

Accrued preferred
 dividends for period
 ending September 30,
 1999                   -         -         -        -           -     (27,991)

Granting of options
 and warrants to acquire
 common stock at below
 market value.
 Compensation expense
 calculated in accordance
 with APB25             -         -         -        -       22,110         -


                           [Continued]

                  WEBQUEST INTERNATIONAL, INC.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

         FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                   THROUGH DECEMBER 31, 2000

                            (Unaudited)

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

                   THROUGH DECEMBER 31, 2000

                            (Unaudited)

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

Shares issued for
 loan incentives
 valued at $103,125
 or $1.25 per share       -      -     82,500      83     103,042         -

Shares issued for
 non-cash consideration
 including services
 valued at $248,517.
 Prices range from
 $.812 to $3.00 per
 share.                   -      -    280,460     280     248,237         -

Shares issued in
 connections with the
 acquisition of a
 website,
 (bridgepassion.com)
 at $1.00 per share,
 July 2000                -      -    10,000       10       9,990         -

Stock subscription
 receivable cancelled     -      -         -        -      (9,114)        -

Cancellation of
 preferred dividends
 for period ending
 September 30, 2000       -      -         -        -           -       900

Net loss for the
 year ended September
 30, 2000                 -      -         -        -           - (2,751,794)
                    _______  _______  _______  _______  _________ ___________

BALANCE, September
 30, 2000                -       -  9,493,137    9,493  8,372,239 (6,318,424)

October to December,
  2000, stock issued
  for services rendered
  valued at $115,506
  with prices ranging
  from $.375 - $1.00
  per share              -       -    156,523     157    115,349          -

Net loss for the period
  ended December 31,
  2000                   -       -          -       -          -   (775,862)
                    _______  _______  _______  _______  _________ ___________
BALANCE, December
  31, 2000              -    $   -  9,649,660  $9,650 $8,487,588 $(7,094,286)








                The accompanying notes are an integral part of this
                    unaudited financial statement.

                  WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                         [A Development Stage Company]

                      CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                        Net Increase (Decrease) In Cash

                                              For The
                                           Three Months       From Inception
                                               Ended          on November 5,
                                            December 31,       1996 Through
                                        ____________________   December 31,
                                           2000       1999        2000
                                        _________  _________  ___________
Cash Flows from Operating Activities:
  Net loss applicable to
       common stockholders              $(775,861) $(437,830) $(7,094,286)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:

    Depreciation and amortization          103,694     7,500    1,459,330
    Loan incentive expense                       -         -      103,125
    Stock issued for goods and services    115,505         -      797,000
    APB 25 compensation recorded for stock
      options issued below market value          -         -      301,923
    Gain on sale of marketable securities        -         -      (25,106)
    Loss on contract settlement                  -         -      192,700
    Amortization of prepaid expense         62,100         -       62,100
    Changes in assets and liabilities:
      (Increase) decrease in
          employee advances                  (500)       671      (18,830)
      (Increase) decrease in
          interest receivable                5,177         -       (1,706)
      (Increase) decrease in
          accounts receivable                3,509     1,600       (9,970)
      (Increase) in prepaid expenses       (5,392)  (300,000)    (134,294)
      Increase (decrease) in
          accounts payable                (72,523)  (143,552)       5,302
      Increase (decrease) in
          accrued liabilities             (13,864)  (115,086)     180,557
      Increase in customer deposits        12,500          -       12,500
                                        __________  _________   _________
      Net Cash (Used) by
          Operating Activities           (565,655)  (986,697) (4,169,655)
                                        __________  _________   _________
Cash Flows from Investing Activities:
  (Increase) in refundable deposits             -          -      (6,362)
  Purchase of equipment                    (9,921)    (9,001)   (194,872)
  Purchase/development of websites       (110,800)         -    (490,800)
  Purchase of software licensing rights         -          -    (300,000)
  Proceeds from marketable
      securities sales                          -          -     287,355
                                        _________  __________   _________
      Net Cash Provided (Used)
         by Investing Activities         (120,721)    (9,001)   (704,679)
                                        _________  __________   _________
Cash Flows from Financing Activities:
  Proceeds from notes payable                   -          -   1,324,827
  Payments on notes payable                     -   (130,610) (1,191,007)
  Payments on capital lease obligation     (1,300)    -          (11,189)
  Proceeds from preferred stock issuance        -          -     344,750
  Proceeds from common stock issuance           -  1,686,249   4,742,693
  Increase in accrued dividends payable         -          -      57,870
                                        _________  __________   ________
      Net Cash Provided by
         Financing Activities              (1,300)  1,555,639  5,267,944
                                        _________  __________   ________


                                  [Continued]

                  WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                         [A Development Stage Company]

                      CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                        Net Increase (Decrease) In Cash

                                  [Continued]

                                         For The
                                       Three Months    From Inception
                                          Ended         on November 5,
                                       December 31,      1996 Through
                                   ____________________  December 31,
                                      2000      1999         2000
                                   _________  _________  ______________

Net Increase in Cash               (687,676)   559,941    393,610

Cash at Beginning of Period        1,081,286     2,386          -
                                  __________  _________  ______________
Cash at End of Period              $393,610   $562,327   $393,610
                                  __________  _________  ______________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the periods ended for:
    Interest                       $      -  $   9,492  $ 55,186
    Income taxes                   $      -  $      -   $      -


Supplemental schedule of Non-cash Investing and Financing Activities:

  For the three months ended December 31, 2000 (Unaudited):
     The Company entered into a capital lease for equipment valued at $31,784.

     The Company issued 156,523 shares of its common stock for services rendered, valued at $115,506 with prices ranging from $.375 - $1.00 per share.

     The Company assigned the rights to the website "Nancyskitchen.com" to a former officer as part of a settlement agreement currently in negotiation.

  For the three months ended December 31, 1999 (Unaudited):
     On October 27, 1999, the Company issued 400,000 shares of its common stock to HomeSeekers.Com for payment of a $50,000 note payable, $3,800 of accrued interest on the loan, $153,500 of outstanding payables for programming services and $194,700 to terminate the previous programming contract, that included a 7% royalty on gross revenues.












   The accompanying notes are an integral part of these unaudited condensed financial statements.

                  WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - WebQuest International, Inc and Subsidiary (the Company) was organized under the laws of the State of Nevada on November 5, 1996 as IPONG International, Inc., but subsequently reorganized with WebQuest International, Inc. (which was formed to serve as a vehicle for a reorganization of the Company). During April 1997, the Company entered into a plan and agreement of merger with Phaser Enterprises, Inc. ["Phaser"], a publicly held Utah corporation wherein the operations of the Company was the surviving entity. The Company is considered a development stage company as defined in SFAS No.
  7. The Company's present business is the development and marketing of several games on the Internet. The Company currently derives nominal amounts of revenue from the sale of advertising on our www.winbridge.comTM and www.chessed.com Internet sites. The Company plans to start generating user fees on its www.winbridge.com bridge site and its www.chessed.com chess site in April 2001. In January 2001, the Company started leasing its
  MillionDollarPullTM promotion software for use in trade show and Internet promotions.

  Condensed Financial Statements - Although these statements have been reviewed by our independent auditors, they are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2000 audited financial statements. The results of operations for the periods ended December 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

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

  Earnings (Loss) Per Share - The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which requires the Company to present basic earnings
  (loss) per share and dilutive earnings (loss) per share when the effect is dilutive. [See Note 6].

                  WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company had $293,610 and $981,286 in excess of federal insured amounts in its bank accounts at December 31, and September 30, 2000, respectively.

  Consolidation - All significant inter-company transactions between the parent and subsidiary have been eliminated in consolidation.

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

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. At December 31, 2000, no shares of preferred stock were issued and outstanding.

  Common Stock- The Company authorized 45,000,000 shares of common stock, $.001 par value, and at December 31, 2000, 9,649,660 shares were outstanding.

  During the three months ended December 31, 2000, the Company issued 156,523 shares of common stock for services rendered valued at $156,506 for prices ranging from $.375 - $1.00 per share.

                  WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK [Continued]

  Settlement Agreement - On October 27, 1999, the Company issued 400,000 shares of its common stock to HomeSeekers.com, Inc. for payment of a $50,000 note payable, $3,800 of accrued interest on the note, $153,500 of outstanding payables for programming services and $192,700 for termination of the previous programming contract, that included a 7% royalty on gross revenues.

  Private Placement of Securities - From December 1999 through April 2000, the Company sold 3,431,300 shares of stock for gross proceeds of $4,289,125, less stock offering costs of $345,325.

  Nancy's Kitchen - During May 1999, the Company entered into a purchase agreement with an individual to purchase a website (with all right, software, programs, source codes, copyrights, trade secrets, patent rights, and other applicable rights for use on the Internet) called Nancy's Kitchen. As consideration for this purchase agreement the Company paid $19,000 cash during May and June 1999 and issued 6,000 shares of its common stock valued at $6,000 or $1.00 per share. The Company is in the process of assigning the rights to the website to a former officer as part of a settlement agreement.

  Stock Option Plan - On January 19, 2000, the Board of Directors of the Company adopted the 2000 Stock Option Plan which was approved by the Company's shareholders on June 16, 2000. The plan provides for the granting of awards of up to 5,000,000 shares of common stock to officers, directors, and employees. Awards under the plan will be granted as determined by the board of directors. As of December 31, 2000 options to purchase a total of 3,232,832 shares of common stock are outstanding under the plan.

  During the three months ended December 31, 2000, the Company issued 624,500 stock options to purchase common stock at prices ranging from $.38 to $.88 per share.

  During the three months ended December 31, 2000, the Company cancelled 1,054,375 options to purchase common stock at prices ranging from $2.25 to $9.00 per share. Also, during this period 180,000 options to purchase common stock at a price of $.12 per share expired.

  During September through November of 1997, the Company issued a total of 580,000 options to officers and employees of the Company at $.116 per share, which was below the current market value of the Company common stock of $1.00. In accordance with APB 25, the Company has recorded total compensation expense of $295,423 for the period from inception through September 30, 2000. During 1998 an officer exercised 100,000 options for $11,600. During January 1999, an officer terminated his employment and forfeited his remaining 200,000 options. As of December 31, 2000, none of the options remain outstanding.

  Stock Warrants - At December 31, 2000, the Company had 3,161,750 warrants outstanding to purchase common stock at prices ranging from $.50 to $5.50 per share and expiring through June 26, 2005 that were issued in conjunction with the Company obtaining financing and for consulting services.

  During the three months ended December 31, 2000, the Company issued warrants to purchase 300,000 shares of common stock at $.66 per share for consulting related to the Company's planned poker site. The Company cancelled warrants to purchase 200,000 shares of common stock with prices ranging from $2.00 to $3.00 and reissued warrants to purchase 200,000 shares of common stock at a price of $.91 per share.

                  WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 Accounting for Income taxes. SFAS 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, and September 30, 2000, the total of all deferred tax assets was approximately $2,250,000 and $1,990,000 and the total of the deferred tax liabilities was $0 and $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $2,250,000 and $1,990,000 as of December 31, and September 30, 2000, which has been offset against the net deferred tax assets. The net change in the valuation allowance during the period ended December 31, 2000 amounted to approximately $260,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Employment Agreements - At December 31, 2000, the Company had entered into three employment agreements with officers and employees of the Company as follows:

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

  Chief Executive Officer - January 2000, five year term, $200 a month automobile allowance, 1,100,000 stock options for common stock at $1.25 to $9.00 per share vesting 100,000 immediately and 50,000 per quarter over a five year period. Should termination of employment occur, an amount equal to the balance of the agreement shall be due and payable to the employee.

  President and Chief Operating Officer - January 2000, five year term, $200 a month automobile allowance, 1,100,000 stock options for common stock at $1.25 to $9.00 per share vesting 100,000 immediately and 50,000 per quarter over a five year period. Should termination of employment occur, an amount equal to the balance of the agreement shall be due and payable to the employee. During October 2000, employment was terminated. The company is currently negotiating with the former employee to settle the balance due under the agreement in exchange for the website Nancyskitchen.com, computer equipment, and office furniture.

  NOTE 5 - CAPITAL LEASE

  Capital Lease - During October 2000, the Company entered into a capital lease for computer equipment which expires in September 2003. The asset and liability under the capital lease was recorded at $31,784. Depreciation expense for the three months ended December 31, 2000 amounted to $2,247.

                  WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

  NOTE 5 - CAPITAL LEASE [Continued]

  Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

  Future minimum lease payments for the periods ended:

             December 31,                   Lease Payments
              ____________                  ______________
                  2001                       $  16,180
                  2002                          16,180
                  2003                          10,786
                                           ______________
  Total future minimum lease payments        $  43,146
  Less: amounts representing interest
         and executory costs                   (12,662)
                                           ______________
  Present value of the future
         minimum lease payments                 30,484
  Less: current portion                         (9,456)
                                           ______________
  Capital lease obligations - long-term      $  21,028
                                           ______________

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended December 31, 2000 and 1999 and from inception on November 5, 1996 through December 31, 2000:

                                    For the Three   From Inception on
                                     Months Ended      November 5,
                                     December 31,      1996 Through
                             ________________________  December 31,
                                   2000        1999        2000
                              ___________ ___________ ___________
    Income (loss) from
      continuing operations
      applicable to common
      stock                    $(775,862)  $(437,830)  $(7,036,416)

    Less:  preferred dividends        -            -       (57,870)
                               ___________ ___________ ___________
    Income (loss) available to
      common stockholders
      used in earnings (loss)
      per share                $(775,862)  $(437,830)  $(7,094,286)
                               ___________ ___________ ___________
    Weighted average number
      of common shares
      outstanding used in
      earnings (loss) per
      share during the period   9,562,575   5,966,657    4,889,606
                               ___________ ___________ ___________

                  WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE [Continued]

  Dilutive earnings (loss) per share was not presented, as its effect is anti-dilutive. The Company had at December 31, 2000, 3,392,625 options and 3,361,750 warrants to purchase shares of common stock, at prices ranging from $.38 to $5.50 per share, that were not included in the computation of diluted earnings (loss) per share because their effect was anti-dilutive.

NOTE 7 - GOING CONCERN

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

  On October 11, 2000, the Company entered into an agreement with an individual to provide consulting services related to the Company's planned pokerrush.com website. The agreement states that $10,000 of compensation is to be paid monthly. The agreement also states that a warrant be issued for 300,000 shares of restricted common stock at $.66 per share. The shares vest as follows: 50,000 shares vest in October 2000, the balance vest 31,250 shares per quarter starting in January 2001.

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

NOTE 9 - SUBSEQUENT EVENTS

  In January 2001, the Company's Million Dollar Pull promotional product was
  leased to a customer for use at a tradeshow. The game  malfunctioned   and
  showed a win, but upon reviewing the random number sequence underlying the game, the Company determined that there was not a win. By contract, the Company has ensured that it has no liability to pay whether a win occurs
  or not.  If a win properly occurs, payment  is  made  by  a third  party.   If
  this third party determines that a win did not properly occur, it will not make a payment. The person playing this game when the malfunction occurred may or may not pursue a lawsuit which may have a material effect on the Company and its operations. At this time, Management cannot estimate the possible effect, if any, this event may have on our financial position or our operations. The financial statements do not reflect any adjustments nor accruals for this event.

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

RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended December 31, 2000 was minimal,totaling $5,564, compared to $3,225 for the three months ended December 31, 1999. This revenue was generated primarily from banner advertising on our Internet Sites. We anticipate revenues to increase nominally for the three months ending March 31, 2001 and then to increase significantly starting with the three months ending June 30, 2001. We started leasing our Million Dollar Pull promotional product in January 2001 and anticipate revenue from this product to ramp up slowly during the three months ending March 31, 2001 and then accelerate during the three months ending June 30, 2001. However, there is no guarantee of such results. See "Initial Software Problems with our Million Dollar Pull Product" under "Factors
That May Effect Future Results". We plan to launch our subscription-based chess and bridge sites during April 2001. The development of these subscription-based sites has taken several months longer than we had anticipated. We anticipate revenue from these sites to start ramping up in April 2001.

Development, Administrative and Marketing Expenses

Development, administrative and marketing expenses totaled $791,000 for the three months ending December 31, 2000, an increase of $359,000, or 83% from the $432,000 for the same three months in 1999. The primary reason for this increase was from development and marketing personnel hired during 2000.

We  initiated  for-pay  tournaments on our  iPong.com  site  from
September  2000 through December 2000 and were unable to  attract enough players to make the site profitable.  We decided to  shift our  focus  and  marketing dollars away from  this  site  to  our
Million Dollar Pull promotional product and our chess
and  bridge sites.   We  believe these three products will generate
operating profits faster than focusing on our for-pay iPong tournaments.

We reduced our employee headcount from 23 to 16 employees and the related costs during January 2001 to focus on generating positive cash flows from operations as soon as possible.

Net Loss

Our net loss increased from $438,000 for the three months ended December 31, 1999 to $776,000 for the three months ending
December 31, 2000. This increase was primarily due to the increase in development and marketing personnel described above.


Liquidity and Capital Resources

Operating Activities

We have generated negative cash flows from operations since inception. We used $566,000 of our capital to fund our operations during the three months ending December 31, 2000 versus $987,000 to fund our operations for the corresponding prior year period.

Investing activities

We    spent   $111,000   towards   the   development    of    our
ilovecasinogames.com  game  portal  during  the  quarter   ending
December 31, 2000.

Financing Activities

During  the  three months ending December 31, 1999  we  paid  off
$131,000 of notes payable and raised $1,686,000 from our private stock offering.

We  believe  that  we  will  need to raise  another  $200,000  to
$300,000 to finance our core business until it becomes profitable. Our core business consists of our Million Dollar Pull, bridge and chess products. Additionally, we believe that we will need to raise another $800,000 to properly launch our planned "pokerrush.com" Internet poker site. We are currently attempting to raise these funds.

Our ability to meet our liquidity requirements is dependent on our ability to attract capital on terms acceptable to us, if at all. If we are unable to raise sufficient capital there would be a material adverse effect on our business and results of operations.


              Factors That May Effect Future Results

Need for Additional Capital

Our   business  is   capital  intensive, particularly with respect
to   product   development  costs   associated  with  the   design
and  creation  of  interactive  Internet sites.   Accordingly,  we
require  additional capital to support and expand  our  operations.
To the extent that revenues from operations are insufficient and additional funding is required, public or private financing may not be available when needed or may not be available on terms favorable or acceptable to us, if at all. Failure to secure additional financing, if and when needed, may have a material adverse affect on our ability to implement our proposed business strategy.

Initial Software Problems with our Million Dollar Pull Product

We outsourced the development of our proprietary Million Dollar Pull promotional product. The product has had operational problems. We have terminated our relationship with the vendor that developed this product and have brought the operation of this product entirely within our control. We believe that we have properly addressed the product's operational shortcomings and have established an extensive test operation to validate the product before February 20, 2001. Should we not be able to address these operational issues, we would opt to market this product less the million-dollar annuity. This could directly affect our revenue and subsequent growth of our business.

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

Most  currently  available   Internet browsers allow users to elect
to remove these tracking programs at any time or to prevent this information from being stored on their hard drive. In addition,some
commentators,  privacy   advocates   and  governmental  bodies  have
suggested  limiting  or  eliminating  the   use  of  these tracking
mechanisms. Any reduction or limitation in the use of this software could limit the effectiveness of our sales and marketing efforts.

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

Legality of Betting on Skill Games on the Internet

We plan to initiate bridge and chess sites soon where subscribers can use their credit card to bet on the outcome of their game.
Our   gambling  attorney  has performed a survey and has advised us that 33 states in the U.S. do not appear to prohibit such activities and 17 states appear to prohibit it. We will block residents of the 17 states and will allow residents of these 33 states to bet on themselves. However, some of these 33 states may interpret their bookmaking and gambling laws different and may require us to stop serving their state's residents. Additionally, we must withhold 30% of foreign player's net winnings if we operate these games in the U.S. We plan to move the operation of these games to a country outside the U.S. to avoid the administrative burden of U.S. tax withholding on foreign player's winnings. We believe that we can accurately and securely administer these legal and tax requirements, however, should we fail we could be subject to legal proceeding from Federal and/or state prosecutors.

Moreover, both United States Congress and several legislatures have considered legislation that may impact the legality of offering games, both skill and chance, over the Internet. If passed, these laws could impact our ability to offer such games over the Internet.

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

There can be no assurance that our directors, executive officers, or key employees will remain associated with us in any particular capacity, or that they will not compete, directly or indirectly,
with  us.   The  exception is that our Chief Executive Officer and
our Chief Financial Officer have agreed, in their respective employment contract, to not compete with us for two years from termination of employment.


                         PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject  to  legal  proceedings  and  claims  arising in the
ordinary  course   of   business.  Although  occasional  adverse
decisions or settlements may occur, we believe that the final disposition of any pending or threatened matters will not have a material adverse effect on our business, financial position or results of operations.


Item 2.  Changes in Securities and Use of Proceeds

We  issued  156,523  shares to employees and consultants for services
rendered   during   the   three  months  ending  December  31, 2000.
These  shares  were based on
per share prices from $.38 to $1.00 and these shares were issued to employees and consultants pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.


We issued stock options to employees during the three months ending December 31, 2000 to purchase 624,500 shares of common stock at market prices ranging from $.38 per share to $.88 per share. These options vest over three years and have a life of three years. We also cancelled stock options to departed employees to purchase 1,054,375 shares of common stock during the quarter at prices ranging from $2.25 per share to $9.00 per share. These stock options were issued to employees pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

We issued stock warrants to purchase 200,000 shares of common stock at $.66 per share to a consultant as partial consideration for marketing services to be performed. These stock warrants vest over a two-year period. We also cancelled and reissued warrants as partial consideration for financial public relations services. The cancelled stock warrants were to purchase 100,000 shares at $3.00 per share and 100,000 shares at $2.00 per share and were reissued at $1.25 per share. Both the cancelled an reissued warrants were fully vested. These stock warrants were issued to consultants pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.


Item 3.  Defaults upon Senior Securities

None.


Item 4.  Submission of matters to a vote of Security Holders

None.


Item 5.  Other Information

None.


Item 6.   Exhibits and Reports on Form 8-K


(a) Exhibits

Exhibit No.     Description
- -----------     -----------
   27           Financial Data Schedule


(b) Reports on Form 8-K

None.



                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

WebQuest International, Inc.
(Registrant)


 /s/ Kirk Johnson
- -------------------------
Kirk Johnson
Chief Executive Officer


/s/ Scott Berry
- -------------------------
Scott Berry
Chief Financial Officer



Dated:   February 14, 2000