Form 10QSB
period 2001-03-31
WEBQUEST INTERNATIONAL INC
filed 2001-06-15
CIK 1061104

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                 FORM 10-QSB


                                 (Mark One)
  {X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2001

  { }   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from
                   ____________________to________________

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

                              YES [X]  NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,705,860 shares of common stock, $.001 par value, outstanding as of April 30, 2001

                    WEBQUEST INTERNATIONAL, INCORPORATED
            TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
             Form 10-QSB for the quarter ended March 31, 2001


PART I     FINANCIAL INFORMATION

Item 1     Financial Statements:                                  Page
                                                                 ------
         Unaudited Condensed Consolidated Balance
          Sheets, March 31, 2001 and September 30, 2000          2 - 3

         Unaudited Condensed Consolidated Statements of
          Operations, for the three and six months ended
          March 31, 2001 and 2000 and from the period from
          inception on November 5, 1996 through March 31,
          2001                                                       4

         Unaudited Condensed Consolidated Statements of
          Stockholders Equity from inception on November
          5, 1996, through March 31, 2001.                       5 - 9

         Unaudited Condensed Consolidated Statements of
          Cash Flows, for the six months ended March 31,
          2001 and 2000 and for the period from inception
          on November 5, 1996 through March 31, 2001           10 - 11

         Notes to Unaudited Condensed Consolidated
          Financial Statements                                  12 -18


Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       19

         Factors That May Effect Future Results                     20

PART II  OTHER INFORMATION                                          27

Item 1   Legal Proceedings                                          28

Item 2   Changes in Securities and Use of Proceeds                  29

Item 3   Defaults upon Senior Securities                            28

Item 4   Submission of Matters to a Vote of Security
          Holders                                                   28

Item 5   Other Information                                          28

Item 6   Exhibits and Reports on Form 8-K                           27

         SIGNATURES                                              28-29

                        PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

           UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 2001

                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


         Unaudited Condensed Consolidated Balance
          Sheets, March 31, 2001 and September 30, 2000  2 - 3

         Unaudited Condensed Consolidated Statements of
          Operations, for the three and six months ended
          March 31, 2001 and 2000 and from the period from inception on November 5, 1996 through March 31,
          2001                                               4

         Unaudited Condensed Consolidated Statements of
          Stockholders Equity from inception on November
          5, 1996, through March 31, 2001.               5 - 9

         Unaudited Condensed Consolidated Statements of
          Cash Flows, for the six months ended March 31,
          2001 and 2000 and for the period from inception
          on November 5, 1996 through March 31, 2001   10 - 11

         Notes to Unaudited Condensed Consolidated
          Financial Statements                          12 -18

                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                  ASSETS





                                          March 31,  September 30,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $        -   $1,081,286
  Employee advances                           18,256       18,330
  Accounts receivable                              -       13,479
  Interest Receivable                          3,053        6,882
  Prepaid expenses                            47,223      128,903
                                         ___________  ___________
        Total Current Assets                  68,532    1,248,880
                                         ___________  ___________

PROPERTY AND EQUIPMENT, net                  906,344      944,315
                                         ___________  ___________
OTHER ASSETS:
  Refundable deposits                          6,362        6,362
                                         ___________  ___________
        Total Other Assets                     6,362        6,362
                                         ___________  ___________
                                          $  981,238   $2,199,557
                                         ___________  ___________


























                                [Continued]

                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                [Continued]


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                          March 31,  September 30,
                                             2001        2000
                                         ___________  ___________
CURRENT LIABILITIES:
  Bank overdrafts                         $      966   $        -
  Accounts payable - related parties           2,000            -
  Accounts payable                            92,393       77,823
  Notes payable - related parties             21,618       21,618
  Other accrued liabilities                   48,283       36,808
  Current portion - capital lease obligation   8,718            -
                                         ___________  ___________
        Total Current Liabilities            173,978      136,249
                                         ___________  ___________

CAPITAL LEASE OBLIGATION, less current
  portion                                     20,126            -
                                         ___________  ___________
        Total Liabilities                    194,104      136,249
                                         ___________  ___________

CONTINGENCIES AND COMMITMENTS                      -            -

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
    shares authorized, no shares outstanding       -            -
  Common stock, $.001 par value, 45,000,000
    shares authorized 9,705,860 and 9,493,137
    shares issued and outstanding              9,706        9,493
  Capital in excess of par value           8,514,727    8,372,239
  Deficit accumulated during the
    development stage                     (7,737,299)  (6,318,424)
                                         ___________  ___________
                                             787,134    2,063,308
       Total Stockholders' Equity         ___________  ___________
                                          $  981,238   $2,199,557
                                         ___________  ___________











NOTE: The balance sheet at September 30, 2000 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                    For the Three          For the Six   From Inception
                    Months Ended          Months Ended   on November 5,
                      March 31,             March 31,      1996 Through
                 ___________________ _______________________ March 31,
                    2001     2000        2001       2000      2001
                 _________ _________ ___________ ___________ ___________
REVENUE          $  11,282 $     300 $    16,846 $     3,525 $    60,496
                 _________ _________ ___________ ___________ ___________
EXPENSES:
 Development,
   General and
   administrative  655,309   640,493   1,445,984     879,356   7,359,871
 Compensation expense
   recorded in
   accordance with
   APB 25 for stock
   options issued below
   market value          -          -          -           -     295,423
                 _________ _________ ___________ ___________ ___________
   Total Expenses  655,309   640,493   1,445,984     879,356   7,655,294
                 _________ _________ ___________ ___________ ___________
LOSS FROM
  OPERATIONS      (644,027) (640,193) (1,429,138)   (875,831) (7,594,798)
                 _________ _________ ___________ ___________ ___________
OTHER INCOME (EXPENSE):
 Gain on sale of
   marketable
   securities            -         -           -           -      25,106
 Interest income     3,487    17,476      14,780      17,476      94,819
 Interest (expense) (2,473) (114,890)     (4,517)   (124,387)   (204,556)
 License termination
  cost                   -         -           -    (192,700)          -
                 _________ _________ ___________ ___________ ___________
   Total Other Income
     (Expense)       1,014   (97,414)      10,263   (299,606)    (84,631)
                 _________ _________ ___________ ___________ ___________
LOSS BEFORE INCOME
  TAXES           (643,013) (737,607) (1,418,875) (1,175,437) (7,679,429)

CURRENT TAX EXPENSE      -         -           -           -           -

DEFERRED TAX EXPENSE     -         -           -           -           -
                 _________ _________ ___________ ___________ ___________
NET LOSS         $(643,013)$(737,607)$(1,418,875)$(1,175,437)$(7,679,429)

LESS: PREFERRED
  DIVIDEND
  REQUIREMENTS           -         -          -            -     (57,870)
                 _________ _________ ___________ ___________ ___________
NET LOSS APPLICABLE
  TO COMMON
  STOCKHOLDERS   $(643,013)$(737,607)$(1,418,875)$(1,175,437)$(7,737,299)
                 _________ _________ ___________ ___________ ___________
LOSS PER COMMON
  SHARE          $    (.07)$    (.09)$      (.15)$      (.17)$     (1.50)
                 _________ _________ ___________ ___________ ___________

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                       [A Development Stage Company]

         UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                          THROUGH MARCH 31, 2001

                                                                Deficit
                                                              Accumulated
            Preferred Stock      Common Stock     Capital in   During the
         ____________________ ___________________ Excess of   Development
           Shares    Amount     Shares    Amount  Par Value      Stage
         __________ _________ __________ ________ ___________ __________
BALANCE,
 November 5,
 1996             - $       -          - $      - $         - $        -

Issuance of
 2,438,333
 shares
 common stock
 for cash,
 January 1997,
 at $.123
 per share        -         -  2,438,333    2,438     297,562          -

Issuance of
 116,667 shares
 common stock
 for services,
 January 1997,
 at $.116 per
 share            -         -    116,667      117      13,417          -

Recapitalization
 of Phaser,issuance
 of 200,201 shares
 of common stock for
 Phaser stock,
 May 1997         -         -    200,201      200      (2,282)         -

Issuance of
 93,750 shares
 preferred and
 common stock
 for cash,
 March through
 September 1997,
 at $1.00 per
 share       93,750        94     93,750       94     187,312          -

Issuance of
 30,000 shares
 common stock
 for services,
 August 1997,
 at $1.00
 per share        -         -     30,000       30      29,970          -

Issuance of
 700,000 shares
 common stock
 for licensing
 agreement, at
 $1.00 per share,
 September 1997   -         -    700,000      700     699,300          -

Granting of
 options to
 acquire 400,000
 shares of
 common stock
 at below market
 value.
 Compensation
 expense calculated
 in accordance
 with APB 25.     -         -          -        -     353,600          -

Net loss for
 the period ended
 September 30,
 1997             -         -          -        -          -    (459,001)
         __________ _________ __________ ________ ___________ __________
BALANCE,
 September
 30, 1997    93,750 $      94  3,578,951 $  3,579 $ 1,578,879 $ (459,001)

Issuance of
 251,000
 shares preferred
 and common
 stock for cash,
 October, 1997
 through September,
 1998 at
 $1.00 per
 share      251,000       251    251,000      251     501,498          -

Issuance of
 126,943 shares
 preferred and
 common stock
 for non-cash
 consideration,
 July, 1998 at
 $1.00 per
 share      126,943       127    126,943      127     253,632          -
         __________ _________ __________ ________ ___________ __________

                                [Continued]

                WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                       [A Development Stage Company]

         UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                          THROUGH MARCH 31, 2001

                                [Continued]
                                                                Deficit
                                                              Accumulated
            Preferred Stock      Common Stock     Capital in   During the
         ____________________ ___________________ Excess of   Development
           Shares    Amount     Shares    Amount  Par Value      Stage
         __________ _________ __________ ________ ___________ __________
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

                                [Continued]

                WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                       [A Development Stage Company]

         UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                          THROUGH MARCH 31, 2001

                                [Continued]
                                                                Deficit
                                                              Accumulated
            Preferred Stock      Common Stock     Capital in   During the
         ____________________ ___________________ Excess of   Development
           Shares     Amount    Shares    Amount  Par Value      Stage
         __________ _________ __________ ________ ___________ ___________

Accrued
 preferred
 dividends
 for period
 ending
 September 30,
 1998             -         -          -        -           -     (30,779)
         __________ _________ __________ ________ ___________ ___________
Shares
 issued due
 to
 rounding         -          -        19        -           -           -

Net loss
 for the
 year ended
 September 30,
 1998             -         -          -        -           -  (1,058,938)
         __________ _________ __________ ________ ___________ ___________
BALANCE,
 September
 30, 1998   396,000 $     396  4,258,618 $  4,259 $ 2,630,515 $(1,548,718)

Issuance of
 50,000
 shares of
 common stock
 upon exercise
 of warrants
 at $1.00
 per share        -         -     50,000       50      49,950           -

Stock offering
 cost             -         -          -        -     (40,000)          -

Issuance of
 20,000
 shares of
 common stock
 for interest
 valued at
 $1.00 per
 share            -         -     20,000       20      19,980           -

Issuance of
 20,000 shares
 of common stock
 for services
 valued at
 $1.00 per
 share            -         -     20,000       20      19,980           -

Issuance of
 26,000 shares
 of common
 stock for
 purchase of
 software at
 $1.00 per
 share            -         -     26,000       26      25,974           -

Issuance of
 100,000 shares
 of common
 stock for
 purchase of
 software at
 $1.75 per
 share, May
 1999             -         -    100,000      100     174,900           -

Assumed
 mandatory
 conversion
 of Series B
 preferred stock
 during the period
 ended September
 30, 1999  (396,000)     (396)   396,000      396           -          -

Accrued
 preferred
 dividends for
 period ending
 September 30,
 1999             -         -          -        -           -     (27,991)

Granting of
 options and
 warrants to acquire
 common stock at
 below market value.
 Compensation
 expense calculated
 in accordance
 with APB25       -         -          -        -      22,110           -

                                [Continued]

                WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                       [A Development Stage Company]

         UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                          THROUGH MARCH 31, 2001

                                [Continued]

                                                                Deficit
                                                              Accumulated
            Preferred Stock      Common Stock     Capital in   During the
         ____________________ ___________________ Excess of   Development
            Shares   Amount     Shares    Amount   Par Value      Stage
         __________ _________ __________ ________ ___________ ____________

Granting of
 warrants to
 acquire
 common stock
 at below
 market value
 in relations
 to note
 payable.
 Interest
 expense
 calculated
 in accordance
 with APB25       -         -          -        -       6,500            -

Net loss for
 the year ended
 September 30,
 1999             -         -          -        -           -   (1,990,821)
         __________ _________ __________ ________ ___________ ____________
BALANCE,
 September 30,
 1999             -         -  4,870,618    4,871   2,909,909   (3,567,530)

Shares issued
 in private
 placement
 for cash at
 $1.25 per
 share net
 of $345,325
 stock offering
 cost.            -         -  3,431,300    3,431   3,940,369            -

Shares cancelled
 for non-payment
 of subscription
 receivable       -         -    (15,000)     (15)    (14,985)           -

Shares issued
 for cancellation
 of license
 agreements,
 payment of
 accounts payables
 and notes
 payable at
 $1.00 per
 share            -         -    400,000      400     399,600            -

Shares issued
 upon exercise
 of warrants,
 at $.87 to
 $1.00 per
 share            -         -     52,500       52      47,572            -

Shares issued
 for warrants
 exercised in
 previous
 year at
 $1.00 per
 share            -         -     30,000       30      29,970            -

Shares issued
 for the
 acquisition
 of a website,
 (chessed.com)
 at $3.31 per
 share            -         -     40,785       41     134,959            -

Shares issued
 to pay
 accrued
 dividends
 on preferred
 stock            -         -     57,870       58      57,812            -

Shares issued
 for the
 acquisition of
 a web-site,
 (winbridge.com)
 at $2.25 per
 share            -         -    200,000      200     449,800            -

Shares issued
 for conversion
 of debt at
 $1.25 per
 share            -         -     52,104       52      65,078            -

                                [Continued]

                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

         UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996

                          THROUGH MARCH 31, 2001

                                [Continued]

                                                                 Deficit
                                                               Accumulated
            Preferred Stock      Common Stock     Capital in   During the
         ____________________ ___________________  Excess of   Development
            Shares   Amount     Shares    Amount   Par Value      Stage
         __________ _________ __________ ________ ___________ ___________
Shares
 issued for
 loan
 incentives
 valued at
 $103,125
 or $1.25
 per share        -         -     82,500       83     103,042           -

Shares
 issued for
 non-cash
 consideration
 including
 services
 valued at
 $248,517.
 Prices range
 from $.812
 to $3.00
 per share.       -         -    280,460      280     248,237           -

Shares issued
 in connections
 with the
 acquisition
 of a  website,
(bridgepassion.com)
 at $1.00
 per share,
 July 2000        -         -     10,000       10       9,990           -

Stock
 subscription
 receivable
 cancelled        -         -          -        -      (9,114)          -

Cancellation
 of preferred
 dividends for
 period ending
 September 30,
 2000             -         -          -        -           -         900

Net loss for
 the year
 ended September 30,
 2000             -         -          -        -           -  (2,751,794)
         __________ _________ __________ ________ ___________ ___________
BALANCE,
 September 30,
 2000             -         -  9,493,137    9,493   8,372,239  (6,318,424)

October -
 December
 2000, stock
 issued for
 services
 rendered
 with prices
 ranging
 from $.375 -
 $1.00 per
 share            -         -    156,523      157     115,349           -

January  -
 March 2001,
 stock issued
 for services
 rendered with
 prices ranging
 from $.14 -
 $.75 per
 share            -         -     56,200       56      27,139           -

Net loss for
 the period
 ended March 31,
 2001             -         -          -        -           -  (1,418,875)
         __________ _________ __________ ________ ___________ ___________
BALANCE,
 March 31,
 2001             - $       -  9,705,860 $  9,706 $ 8,514,727 $(7,737,299)
         __________ _________ __________ ________ ___________ ___________








  The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

                WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                       [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       For the Six        From Inception
                                       Months Ended       on November 5,
                                        March 31,         1996 Through
                                 ________________________   March 31,
                                     2001         2000        2001
                                 ____________ ___________  ____________
Cash Flows from Operating Activities:
  Net loss applicable to common
   stockholders                  $ (1,418,875)$(1,175,437) $ (7,737,299)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
    Depreciation and amortization     204,114      15,367     1,559,750
    Loan incentive expense                  -     103,125       103,125
    Stock issued for goods and
      services                        142,700     313,337       641,209
    APB 25 compensation recorded
      for stock options issued
      below market value                    -           -       416,159
    Gain on sale of marketable
      securities                            -           -       (28,106)
        Loss on contract settlement         -           -       192,700
    Changes in assets and liabilities:
      (Increase) decrease in employee
        advances                           74     (19,829)      (18,256)
      (Increase) decrease in interest
        receivable                      3,829           -        (3,054)
      (Increase) decrease in accounts
        receivable                     13,479      28,664             -
      (Increase) in prepaid expenses   81,680    (243,000)        6,795
      Increase in bank overdraft          966           -           966
      Increase (decrease) in accounts
        payable                        14,571    (198,560)       92,394
      Increase (decrease) in accounts
        payable - related party         2,000           -         2,000
      Increase (decrease) in accrued
        liabilities                    11,475     (94,337)      223,815
      Increase in customer deposits         -           -             -
                                 ____________ ___________  ____________
      Net Cash (Used) by Operating
        Activities                   (943,987) (1,270,670)   (4,547,802)
                                 ____________ ___________  ____________
Cash Flows from Investing Activities:
 (Increase) in refundable deposits          -        (464)       (6,362)
  Purchase of equipment               (14,059)   (120,001)     (128,121)
  Purchase/development of websites   (120,300)          -      (500,300)
  Purchase of software licensing
    rights                                  -           -      (300,000)
  Proceeds from marketable securities
    sales                                   -           -       276,992
                                 ____________ ___________  ____________
      Net Cash Provided (Used) by
        Investing Activities         (134,359)   (120,465)     (657,791)
                                 ____________ ___________  ____________
Cash Flows from Financing Activities:
  Proceeds from notes payable               -     820,502     1,324,827
  Payments on notes payable                 -    (288,411)   (1,188,393)
  Payments on capital lease
    obligation                         (2,940)          -       (12,829)
  Proceeds from preferred stock
    issuance                                -           -       344,750
  Proceeds from common stock issuance       -   4,046,625     4,733,385
  Increase in accrued dividends payable     -     (58,770)       57,870
                                 ____________ ___________  ____________
      Net Cash Provided by
       Financing Activities            (2,940)  4,519,946     5,259,610
                                 ____________ ___________  ____________





                                [Continued]

                WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                       [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                [Continued]

                                       For the Six        From Inception
                                       Months Ended       on November 5,
                                        March 31,         1996 Through
                                 ________________________   March 31,
                                     2001         2000         2001
                                 ____________ ___________  ____________

Net Increase in Cash               (1,081,286)  3,128,811             -

Cash at Beginning of Period         1,081,286       2,386             -
                                 ____________ ___________  ____________
Cash at End of Period            $          - $ 3,131,197  $          -
                                 ____________ ___________  ____________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the periods ended for:
    Interest                     $          - $    21,256  $     55,186
    Income taxes                 $          - $         -  $          -

Supplemental schedule of Non-cash Investing and Financing Activities:
  For the six months ended March 31, 2001:
     The Company entered into a capital lease for equipment valued at $31,784.

     The Company issued 56,200 shares of its common stock for services rendered, valued at $27,195 with prices ranging from $.14 - $.75 per share.

     The Company issued 156,523 shares of its common stock for services rendered, valued at $115,506 with prices ranging from $.375 - $1.00 per share.

     The Company assigned the rights to the website "Nancyskitchen.com" to  a
     former   officer  as  part  of  a  settlement  agreement.

  For the six months ended March 31, 2000:
     The Company issued 8,000 shares of common stock for services rendered valued at $8,000, or $1.00 per share.

     The Company issued 400,000 shares of its common stock to HomeSeekers.Com for payment of a $50,000 note payable, $3,800 of accrued interest on the loan, $153,500 of outstanding payables for programming services and $194,700 to terminate the previous programming contract, that included a 7% royalty on gross revenues.

     The Company issued 58,600 shares of common stock for services rendered valued at $155,290, or $2.65 per share.

     The Company issued 7,482 shares of common stock to acquire the website chess.com valued at $135,000, or $3.31 per share.

     The Company issued 57,780 shares of common stock to pay for accrued dividends.

     The Company issued 82,500 shares of common stock as loan incentives, accounted for as interest expense.

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - WebQuest International, Inc and Subsidiary (the Company) was organized under the laws of the State of Nevada on November 5, 1996 as IPONG International, Inc., but subsequently reorganized with Webquest International, Inc. and Subsidiary (which was formed to serve as a vehicle for a reorganization of the Company). During April 1997, the Company entered into a plan and agreement of merger with Phaser Enterprises, Inc. ["Phaser"], a publicly held Utah corporation wherein the operations of the Company was the surviving entity. The Company is considered a development stage company as defined in SFAS No. 7. The Company's present business is the development and marketing of several games on the Internet. The Company currently derives nominal amounts of revenue from the sale of advertising on our www.winbridge.comTM and www.chessed.com Internet sites. The Company plans to start generating user fees on its www.winbridge.com bridge site and its www.chessed.com chess site in April 2001. In January 2001, the Company started leasing its MillionDollarPullTM promotion software for use in trade show and Internet promotions.

  Condensed Financial Statements - Although these statements have been reviewed by our independent auditors, they are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company had $0 and $981,286 in excess of federal insured amounts in its bank accounts at March 31, 2001 and September 30, 2000, respectively.

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

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. At March 31, 2001, no shares of preferred stock were issued and outstanding.

  Common Stock- The Company authorized 45,000,000 shares of common stock, $.001 par value, and at March 31, 2001, 9,705,860 shares were outstanding.

  From January through March 31, 2001, the Company issued 56,200 shares of common stock for services rendered valued at $127,195 for prices ranging from $.14 - $.75 per share.

                WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK [Continued]

  From October through December 31, 2000, the Company issued 156,523 shares of common stock for services rendered valued at $156,506 for prices ranging from $.375 - $1.00 per share.

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

  Stock  Option  Plan - On January 19, 2000, the Board of  Directors  of  the
  Company adopted the 2000 Stock Option Plan, which was approved by the Company's shareholders on June 16, 2000. The plan provides for the granting of awards of up to 5,000,000 shares of common stock to officers, directors, and employees. Awards under the plan will be granted as determined by the board of directors. As of Mach 31, 2001 options to purchase a total of 3,232,832 shares of common stock are outstanding under the plan.

  During October through December 2000, the Company issued 624,500 stock options to purchase common stock at prices ranging from $.53 to $.84 per share. Also, during this period the Company cancelled options to purchase 1,054,375 shares of common stock at prices ranging from $2.25 to $9.00 per share. Options to purchase 180,000 shares of common stock at a price of $.12 per share expired.

  During September through November of 1997, the Company issued a total of 580,000 options to officers and employees of the Company at $.116 per share, which was below the current market value of the Company common stock of $1.00. In accordance with APB 25, the Company has recorded total compensation expense of $295,423 for the period from inception through September 30, 2000. During 1998 an officer exercised 100,000 options for $11,600. During January 1999, an officer terminated his employment and forfeited his remaining 200,000 options. As of March 31, 2001, none of the options remain outstanding.

  Stock Warrants - At March 31, 2001, the Company had warrants outstanding to purchase 3,161,750 shares of common stock at prices ranging from $.50 to $5.50 per share and expiring through June 26, 2005 that were issued in conjunction with the Company obtaining financing and for consulting services.

  During October through December 2000, the Company issued warrants to purchase 300,000 shares of common stock at $.66 per share for consulting related to the Company's planned poker site. The Company cancelled warrants to purchase 200,000 shares of common stock with prices ranging from $2.00 to $3.00 and reissued warrants to purchase 200,000 shares of common stock at a price of $.91 per share.

                WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 Accounting for Income taxes. SFAS 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At March 31, 2001 and September 30, 2000, the total of all deferred tax assets was approximately $2,250,000 and $1,990,000 and the total of the deferred tax liabilities was $0 and $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $2,250,000 and $1,990,000 as of March 31, 2001 and September 30, 2000, which has been offset against the net deferred tax assets. The net change in the valuation allowance during the period ended March 31, 2000 amounted to approximately $260,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Employment Agreements - At March 31, 2001, the Company had entered into three employment agreements with officers and employees of the Company as follows:

  Chief Financial Officer - April 2000 through September 2002, 300,000 stock options for common stock at $1.25 to $5.00 per share vesting 25,000 on January 19, 2000 and 25,000 shares vesting quarterly starting on March 31, 2000. The agreement also states that one-half of the compensation shall be paid in stock issued quarterly. Should termination of employment occur, an amount equal to the balance of the agreement shall be due and payable to the employee. During April 2001, employment was terminated. The Company is currently negotiating with the former employee to settle the balance due under the agreement.

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

  NOTE 5 - CAPITAL LEASE

  Capital Lease - During October 2000, the Company entered into a capital lease for computer equipment which expires in September 2003. The asset and liability under the capital lease was recorded at $31,784. Depreciation expense for the six months ended March 31, 2001 amounted to $4,874.

                WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 5 - CAPITAL LEASE [Continued]

  Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

  Future minimum lease payments for the periods ended:

               March 31,                    Lease Payments
              ____________                  ______________
                  2002                       $ 16,180
                  2003                         16,180
                  2004                          9,272
                                           ______________
  Total future minimum lease payments        $ 41,632
  Less: amounts representing interest         (12,788)
                                           ______________
  Present value of the future minimum
   lease payments                              28,844
  Less: current portion                        (8,718)
                                           ______________
  Capital lease obligations - long-term      $ 20,126
                                           ______________

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                    For the Three          For the Six   From Inception
                    Months Ended          Months Ended   on November 5,
                      March 31,             March 31,      1996 Through
                 ___________________ _______________________ March 31,
                    2001     2000        2001       2000      2001
                 _________ _________ ___________ ___________ ___________
  Income (loss)
   from continuing
   operations
   applicable to
   common  stock $(643,013)$(737,607)$(1,418,875)$(1,175,437)$(7,679,429)

  Less: preferred
   dividends             -         -           -           -     (57,870)
                 _________ _________ ___________ ___________ ___________
  Income (loss)
   available to
   common
   stockholders
   used in
   earnings (loss)
   per  share    $(643,013)$(737,607)$(1,418,875)$(1,175,437)$(7,737,299)
                 _________ _________ ___________ ___________ ___________
  Weighted average
   number of
   common shares
   outstanding
   used in
   earnings
   (loss) per
   share during
   the  period   9,767,688 7,143,825   9,610,699   6,407,287   5,156,715
                 _________ _________ ___________ ___________ ___________

                WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE [Continued]

  Dilutive earnings (loss) per share was not presented, as its effect is anti-
  dilutive.   The  Company  had  at March 31,  2001,  3,392,625  options  and
  3,361,750 warrants to purchase shares of common stock, at prices ranging from $.38 to $5.50 per share, that were not included in the computation of diluted earnings (loss) per share because their effect was anti-dilutive.

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

  Capital Lease - In October 2000, the Company entered into a capital lease agreement for thirty six months. The lease states that payments of $1,348 be made on a monthly basis.

  Settlement Offer - In January 2001, the Company's million dollar pull promotional product was leased to a customer for use at a tradeshow. The product malfunctioned and incorrectly reported a $1,000,000 win, payable in thirty annual installments of $33,333. The Company is currently negotiating a settlement with the player and currently has made an offer to settle with a lump sum payment of $33,333. However, the terms of the final settlement, if any, are not guaranteed at this time.

                WEBQUEST INTERNATIONAL, INC AND SUBSIDIARY
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS

  Settlement Offer - In April 2001, the employment of the Company's former CFO was terminated. According to the terms of an employment agreement [See
  Note 4], the balance of the contract is due. In May 2001, the Company settled with the former officer by paying $2,000 cash and issuing a three year option to purchase 75,833 shares of common stock at a price of $1.00 per share.

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


RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended March 31, 2001 was minimal,totaling $11,282 compared to $300 for the three months ended March 31, 2000.
This revenue was generated primarily from banner advertising on our Internet Sites. We anticipate revenues to increase nominally for the
three months ending June 30, 2001,    and  then  to increase significantly
starting with the three months ending September 30, 2001. We started leasing our Million Dollar Pull promotional product in January 2001 and anticipate revenue from this product to ramp up slowly during the three months ending June 30, 2001 and then accelerate during the three months ending
September 30, 2001. However, there is no guarantee of such results. See "Initial Software Problems with our Million Dollar Pull Product" under "Factors That May Effect Future Results". We plan to launch our subscription-based chess and bridge sites during July 2001. The development of these subscription-based sites has taken several months longer than we had anticipated. We anticipate revenue from these sites to start ramping up in July 2001.

Development, Administrative and Marketing Expenses

Development,   administrative  and  marketing  expenses totaled
$655,309  for  the  three months ending  March  31,  2001, an increase of $15,000, or 2% from the $640,493 for the same three months in 2000. We initiated for-pay tournaments on our iPong.com site from September 2000 through December 2000 and were unable to attract enough players to make the site profitable. We decided to shift our focus and marketing dollars away from this site to our
Million Dollar Pull promotional product and our chess
and  bridge sites.   We  believe these three products will generate
operating profits faster than focusing on our for-pay iPong tournaments.

We reduced our employee headcount from 23 to 16 employees and the related costs during January 2001 to focus on generating positive cash flows from operations as soon as possible.

Net Loss

Our net loss decreased from $737,607 for the three months ended March 31, 2000 to $643,013 for the three months ending
March  31,  2001.   This decrease was  primarily  due  to the
Decrease  in development and marketing personnel described above.


Liquidity and Capital Resources

Operating Activities

We have generated negative cash flows from operations since inception. We used $378,000 of our capital to fund our
operations  during  the  three months ending  March   31, 2001
versus $284,000 to fund our operations for the corresponding prior year period.

Investing activities

None.



Financing Activities

None.



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

Initial Software Problems with our Million Dollar Pull Product

We  outsourced the development of our proprietary Million Dollar
Pull  promotional  product.   The  product  has  had operational
problems.   We have terminated our relationship with  the vendor
that developed this product and have brought the operation of this product entirely within our control. We believe that we have properly addressed the product's operational shortcomings and have established an extensive test operation to validate the product before February 20, 2001. Should we not be able to address these operational issues, we would opt to market this product less the million-dollar annuity. This could directly affect our revenue and subsequent growth of our business. In
January, 2001, the Company's million dollar pull promotional product was leased to a customer for use at a tradeshow.
The product malfunctioned and incorrectly reported a $1,000,000. win. The company has made a token offer of settlement in the matter which has not been responded to by the claimant. Final resolution of this matter at this time is uncertain.

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


Security Risks

Despite the implementation of network  security  measures by   us,
our infrastructure is potentially vulnerable to computer break-ins and similar disruptive problems caused by our customers or others. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins or other security problems could lead to misappropriation of proprietary information and interruptions, delays or cessation in service to our customers. Further,until
more   comprehensive  security  technologies  are developed,   the
security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a merchandising medium.

Government Regulation and Legal Uncertainties

We  are  subject, both directly and  indirectly, to  various laws and  governmental regulations relating to our business. We believe that we are currently in compliance with such laws and that they do not have a material impact on our operations. Moreover, there are currently few laws or regulations directly applicable to access to, or  commerce on the Internet. However, due to increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet.
Such  laws and  regulations may cover issues such as user privacy, pricing and characteristics and quality of products and services. The enactmentof any such laws or regulations in the future may slow the growthof the Internet, which could in turn decrease the demand for  our services and increase our cost of doing business or otherwise have an adverse effect on our business, results of operations and financial condition. In addition, the applicability to the Internet of existing laws governing issues such as property
ownership, libel and   personal  privacy  is  uncertain  and  could
expose us to substantial liability for which we might not be indemnified by content providers. We believe that our use of material on our Web sites is protected under current provisions of copyright law. However, legal rights to certain aspects of Internet content and commerce are not clearly settled. There is no assurance that we will be able to continue to maintain rights to information. The failure to be able to offer such information would have a material adverse effect on our business, results of operations and financial condition.

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


Item 2.  Changes in Securities and Use of Proceeds

We  issued  56,200 shares to employees and consultants for services
rendered   during   the   three  months  ending  March 31,
2001.  These shares were based on
per share prices from $.14 to $.75 and these shares were issued to employees and consultants pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

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

WebQuest International, Inc.
(Registrant)


 /s/ Kirk Johnson
-------------------------
Kirk Johnson
Chief Executive Officer



-------------------------





Dated:   June 5, 2001


29