Form 10QSB
period 2001-06-30
WEBQUEST INTERNATIONAL INC
filed 2001-08-20
CIK 1061104

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                 FORM 10-QSB


                                 (Mark One)
  {X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                   THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2001

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

                              YES [X]  NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,767,593 shares of common stock, $.001 par value, outstanding as of July 30,2001

                    WEBQUEST INTERNATIONAL, INCORPORATED
            TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
             Form 10-QSB for the quarter ended June 30, 2001


PART I     FINANCIAL INFORMATION

Item 1     Financial Statements:                                  Page
                                                                 ------
         Unaudited Condensed Consolidated Balance
          Sheets, June 30, 2001 and September 30, 2000              3

         Unaudited Condensed Consolidated Statements of
          Operations, for the three and nine months ended
          June 30, 2001 and 2000 and from the period from
          inception on November 5, 1996 through June 30,
          2001                                                      4
         Unaudited Condensed Consolidated Statements of
          Stockholders Equity from inception on November
          5, 1996, through June 30, 2001.                       5 - 8

         Unaudited Condensed Consolidated Statements of
          Cash Flows, for the nine months ended June 30 ,
          2001 and 2000 and for the period from inception
          on November 5, 1996 through June 30, 2001             9 - 10

         Notes to Unaudited Condensed Consolidated
          Financial Statements                                 11 - 17


Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       18

         Factors That May Effect Future Results                     22

PART II  OTHER INFORMATION                                          26

Item 1   Legal Proceedings                                          26

Item 2   Changes in Securities and Use of Proceeds                  26

Item 3   Defaults upon Senior Securities                            27

Item 4   Submission of Matters to a Vote of Security
          Holders                                                   27

Item 5   Other Information                                          27

Item 6   Exhibits and Reports on Form 8-K                           27

         SIGNATURES                                                 28

                        PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                  ASSETS
                                           June 30,  September 30,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $        -   $1,081,286
  Employee advances                            1,382       18,330
  Accounts receivable                              -       13,479
  Interest receivable                            420        6,882
  Prepaid expenses                            13,096      128,903
                                         ___________  ___________
        Total Current Assets                  14,898    1,248,880

PROPERTY AND EQUIPMENT, net                  802,338      944,315

OTHER ASSETS:
  Refundable deposits                          6,362        6,362
                                         ___________  ___________
                                          $  823,598   $2,199,557
                                         ___________  ___________

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft                          $      516   $        -
  Accounts payable                           136,332       77,823
  Notes payable - related parties             21,618       21,618
  Other accrued liabilities                  274,655       36,808
  Current portion - capital lease
    obligation                                 9,325            -
                                         ___________  ___________
        Total Current Liabilities            442,446      136,249

CAPITAL LEASE OBLIGATION, less
  current portion                             17,602            -
                                         ___________  ___________
        Total Liabilities                    460,048      136,249
                                         ___________  ___________

COMMITMENTS AND CONTINGENCIES
  [See Note 8]                                     -            -

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
    5,000,000 shares authorized, no
    shares outstanding                             -            -
  Common stock, $.001 par value,
    45,000,000 shares authorized
    9,767,593 and 9,493,137 shares
    issued and outstanding, respectively       9,768        9,493
  Capital in excess of par value           8,521,734    8,372,239
  Deficit accumulated during the
    development stage                     (8,167,952)  (6,318,424)
                                         ___________  ___________
        Total Stockholders' Equity           363,550   (2,063,308)
                                         ___________  ___________
                                          $  823,598   $2,199,557
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

                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      From
                                                                    Inception
                          For the Three           For the Nine         on
                          Months Ended            Months Ended     November 5,
                             June 30,                June 30,     1996 Through
                      ___________________  ______________________    June 30,
                         2001      2000        2001        2000        2001
                      _________  ________  __________  __________  __________
REVENUE               $     (41) $  7,450  $   16,805  $   10,975  $   60,455
                      _________  ________  __________  __________  __________

EXPENSES:
 Development,
   marketing, general
   and administrative   427,484   905,253   1,873,468   1,784,610   7,787,355
 Compensation expense
   recorded in
   accordance with
   APB 25 for stock
   options issued
   below market value         -         -           -           -     295,423
                      _________  ________  __________  __________  __________
     Total Expenses     427,484   905,253   1,873,468   1,784,610   8,082,778
                      _________  ________  __________  __________  __________
LOSS FROM OPERATIONS   (427,525) (897,803) (1,856,663) (1,773,635) (8,022,323)
                      _________  ________  __________  __________  __________
OTHER INCOME (EXPENSE):
 Gain (loss) on
   sale of marketable
    securities          (2,398)         -       (2,398)         -      22,708
 Interest income           111     41,105       14,891     58,581      94,930
 Interest expense         (841)   (21,705)      (5,358)  (146,086)   (205,397)
 License
   termination cost          -          -            -   (192,700)          -
                     _________  _________  ___________  _________  __________
     Total Other Income
       (Expense)        (3,128)    19,400        7,135   (280,205)    (87,759)
                     _________  _________  ___________  _________  __________

LOSS BEFORE INCOME
  TAXES               (430,653)  (878,403) (1,849,528) (2,053,840) (8,110,082)

CURRENT TAX EXPENSE          -          -            -          -           -

DEFERRED TAX EXPENSE         -          -            -          -           -
                     _________  _________  ___________  ___________  _________
NET LOSS           $(430,653) $(878,403) $(1,849,528) $(2,053,840) $(8,110,082)

LESS: PREFERRED
  DIVIDEND
  REQUIREMENTS               -          -            -          -     (57,870)
                     _________  _________  ___________  ___________  _________
NET LOSS APPLICABLE
  TO COMMON
  STOCKHOLDERS     $(430,653) $(878,403) $(1,849,528) $(2,053,840) $(8,167,952)
                     _________  _________  ___________  ___________  _________
LOSS PER COMMON
  SHARE              $   (.04)  $   (.14)  $     (.19)  $     (.31)  $   (1.49)
                     _________  _________  ___________  ___________  _________




 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

    UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

   FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996 THROUGH JUNE 30, 2001


                                                                 Deficit
                                                               Accumulated
                    Preferred Stock  Common Stock   Capitalin   During the
                   ________________ ______________  Excess of  Development
                    Shares   Amount  Shares  Amount  Par Value    Stage
                   ________ _______ _________ _______ ___________ __________
BALANCE, November
   5, 1996        $       - $     - $      -   $   -  $       -  $        -


Issuance of
  2,438,333 shares
  of common stock
  for cash at
  $.123 per share,
  January 1997            -       -  2,438,333  2,438     297,562         -

Issuance of
  116,667 shares
  of common stock
  for services
  at $.116
  per share,
  January 1997            -       -    116,667    117      13,417          -

Recapitalization
  of Phaser,
  issuance
  of 200,201
  shares of
  common stock
  for Phaser
  stock, May
  1997                    -       -    200,201    200     (2,282)         -

Issuance of
  93,750 shares
  of preferred
  and common
  stock for cash
  at $1.00 per
  share, March
  through
  September 1997     93,750      94     93,750     94    187,312          -

Issuance of
  30,000 shares
  of common stock
  for services
  at $1.00
  per share,
  August 1997             -       -     30,000     30     29,970          -

Issuance of
  700,000 shares
  of common stock
  for licensing
  agreement
  at $1.00 per
  share,
  September
  1997                    -       -    700,000    700    699,300          -

Granted options
  to purchase
  400,000 shares
  of common stock
  at below
  market value.
  Compensation
  expense
  calculated
  in
  accordance
  with APB 25.            -       -          -      -    353,600          -

Net loss for
  the period ended
  September 30,
  1997                    -       -          -      -          -   (459,001)
                  _________ _______ __________ ______ __________ ___________
BALANCE, September
  30, 1997        $  93,750 $    94 $3,578,951 $3,579 $1,578,879   $(459,001)


Issuance of
  251,000 shares
  of preferred
  and common
  stock for cash
  at $1.00 per
  share, October
  1997 through
  September 1998    251,000     251    251,000    251    501,498           -

Issuance of
  126,943 shares
  of preferred
  and common
  stock for
  non-cash
  consideration
  at $1.00 per
  share, July
  1998              126,943     127    126,943    127    253,632           -

Issuance of
  18,057 shares
  of preferred
  and common
  stock at
  $1.00 per
  share, accounted
  for as a
  subscription
  receivable,
  July to
  September 1998     18,057     181      8,057     18     36,078           -






                                [Continued]

                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

    UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

   FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996 THROUGH JUNE 30, 2001

                                [Continued]
                                                                 Deficit
                                                               Accumulated
                    Preferred Stock  Common Stock   Capitalin   During the
                   ________________ ______________  Excess of  Development
                    Shares   Amount  Shares  Amount  Par Value    Stage
                   ________ _______ _________ _______ ___________ __________
Granted options
  to purchase
  150,000 shares
  of common
  stock at
  below market
  value to
  an officer.
  Compensation
  expense
  calculated in
  accordance
  with APB 25,
  October 1997            -       -        -        -    132,600           -

Granted options
  to purchase
  30,000 shares
  of common
  stock at below
  market value to
  an officer.
  Compensation
  expense
  calculated in
  accordance
  with APB 25,
  October 1997            -       -         -       -     26,520           -

Issuance of
  50,000 shares
  of common stock
  at $.116 per
  share upon
  exercise of
  options by
  an officer,
  February 1998           -       -    50,000      50      5,750           -

Issuance of
  50,000 shares
  of common stock
  at $.116 per
  share upon
  exercise of
  options by
  an officer,
  July 1998               -       -    50,000      50      5,750           -

Issuance of
  5,000 shares
  of common stock
  for cash at
  $1.00 per
  share to
  an officer,
  July 1998               -       -     5,000       5      4,995           -

Issuance of
  62,000 shares
  of common stock
  for services
  at $1.00
  per share,
  May 1998                -       -     62,000     62     61,938           -

Issuance of
  22,898 shares
  of common
  stock for
  services at
  $1.00 per share
  to employees,
  officers and
  directors of
  the Company              -       -    22,898     23     22,875           -

Assumed mandatory
  conversion of
  Series B
  preferred stock
  during the year
  ended September
  30, 1998          (93,750)    (94)    93,750     94          -           -

Accrued preferred
  dividends for the
  year ended
  September
  30, 1998                -       -          -      -          -     (30,779)

Shares issued due
  to rounding             -       -         19      -          -           -

Net loss for the
  year ended September
  30, 1998                -       -          -      -          -  (1,058,938)
                  _________ _______ __________ ______ __________ ___________
BALANCE, September
 30,  1998          396,000 $   396  4,258,618 $4,259 $2,630,515 $(1,548,718)



Issuance of 50,000
  shares of common
  stock at $1.00 per
  share upon exercise
  of warrants             -       -     50,000    504      9,950           -

Stock offering costs      -       -          -      -    (40,000)          -

Issuance of 20,000
  shares of common
  stock for Interest
  at $1.00 per share      -       -     20,000     20     19,980           -





                                [Continued]

                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

    UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

   FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996 THROUGH JUNE 30, 2001

                                [Continued]
                                                                 Deficit
                                                               Accumulated
                    Preferred Stock  Common Stock   Capitalin   During the
                   ________________ ______________  Excess of  Development
                    Shares   Amount  Shares  Amount  Par Value    Stage
                   ________ _______ _________ _______ ___________ __________
Issuance of 20,000
  shares of common
  stock for
  services at
  $1.00 per share        -        -    20,000      20     19,980          -

Issuance of 26,000
  shares of common
  stock for software
  at $1.00
  per share              -        -    26,000      26     25,974          -

Issuance of 100,000
  shares of common
  stock for software
  at $1.75 per share,
  May 1999               -        -   100,000     100    174,900          -

Assumed mandatory
  conversion of
  Series B preferred
  stock during
  the year ended
  September 30,
  1999            (396,000)    (396)  396,000     396          -          -

Accrued preferred
  dividends for
  the year
  ended September
  30, 1999                -       -         -       -          -    (27,991)

Granted options and
  warrants to
  purchase common
  stock at below
  market value.
  Compensation
  expense
  calculated in
  accordance with
  APB 25                  -       -          -      -     22,110           -

Granted warrants to
  purchase common
  stock at
  below market
  value in
  relation to a note
  payable.
  Interest expense
  calculated in
  accordance with
  APB 25                  -       -          -      -      6,500           -

Net loss for the
  year ended
  September
  30, 1999                -       -          -      -          -  (1,990,821)
                  _________ _______ __________ ______ __________ ___________
BALANCE, September
  30, 1999        $       - $     - $4,870,618 $4,871 $2,909,909 $(3,567,530)

Issuance of
  3,431,300
  shares of
  common stock
  In private
  placement
  for cash at
  $1.25 per
  share, net
  stock offering
  costs of
  $345,325                -       -  3,431,300  3,431  3,940,369           -


Cancellation of
  15,000 shares
  of common stock
  for non-payment
  of subscription
  receivable              -       -    (15,000)  (15)    (14,985)          -

Issuance of 200,117
  shares of common
  stock for
  services at $1.00
  to $3.00 per share      -       -    200,117    200     317,902          -

Issuance of 400,000
  shares of common
  stock for
  cancellation of
  license agreements
  and payment on
  payables
  $1.00 per share         -       -    400,000    400     399,600          -

Issuance of 52,500
  shares of common
  stock at $.87 to
  $1.00 per share
  upon exercise of
  warrants                -       -     52,500     52      47,572          -



                                [Continued]

                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

    UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

   FROM THE DATE OF INCEPTION ON NOVEMBER 5, 1996 THROUGH JUNE 30, 2001

                                [Continued]
                                                                 Deficit
                                                               Accumulated
                    Preferred Stock  Common Stock   Capitalin   During the
                   ________________ ______________  Excess of  Development
                    Shares   Amount  Shares  Amount  Par Value    Stage
                   ________ _______ _________ _______ ___________ __________
Issuance of 30,000
  shares of common
  stock at $1.00
  per share upon
  exercise of
  warrants in
  previous year           -       -     30,000     30      29,970          -

Issuance of 40,785
  shares of common
  stock for
  a website at
  $3.31 per share         -       -     40,785     41     134,959          -

Issuance of 57,870
  shares of common
  stock for accrued
  on preferred
  stock dividends         -       -     57,870     58       7,812          -

Issuance of 200,000
  shares of common
  stock for a
  website at $2.25
  per share               -       -    200,000    200     449,800          -

Issuance of 52,104
  shares of common
  stock for
  debt conversion
  at $1.25 per share      -       -     52,104     52      65,078          -

Issuance of 82,500
  shares of common
  stock for loan
  incentives at
  $1.25 per share         -       -     82,500     83     103,042          -

Issuance of
  280,460 shares
  of common stock
  for services at
  $.812 to $3.00
  per share               -       -    280,460    280     248,237          -

Issuance of
  10,000 shares
  of common stock
  for a website
  at $1.00 per
  share, July 2000        -       -     10,000     10      9,990           -

Cancellation of
  stock subscription
  receivable              -       -          -      -     (9,144)          -

Cancellation
  of preferred
  dividends for
  the year ended
  September
  30, 2000                -       -          -      -          -         900

Net loss for the
  year ended
  September
  30, 2000                -       -          -      -          -  (2,751,794)
                  _________ _______ __________ ______ __________ ___________
BALANCE, September
  30, 2000        $       - $     - $9,493,137 $9,493 $8,372,239 $(6,318,424)

Issuance of
  156,523 shares
  of common stock
  for services
  at $.375 to $1.00
  per share,
  October through
  December 2000           -       -    156,523    157    115,349           -

Issuance of 56,200
  shares of common
  stock for services
  at $.14 to $.75
  per share, January
  through
  March 2001              -       -     56,200     56     27,139           -

Issuance of
  61,733 shares of
  common stock for
  services at $.10
  to $.12 per
  share, May
  through June 2001       -       -     61,733     62     7,007            -

Net loss for
  the period
  ended June
  30, 2001                -       -          -      -         -   (1,849,528)
                 __________ _______ __________ ______ __________ ____________
BALANCE, June
  30, 2001       $        - $     -  9,767,593 $9,768 $8,521,734 $(8,167,952)
                 __________ _______ __________ ______ __________ ____________

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the Nine        From Inception
                                          Months Ended        on November 5,
                                             June 30,          1996 Through
                                      ________________________    June 30,
                                         2001         2000          2001
                                      ___________ ____________ ____________
Cash Flows from Operating Activities:
 Net loss applicable to
   common stockholders                $(1,849,528) $(2,053,840) $(8,167,952)
 Adjustments to reconcile net
    loss to net cash used by
   operating activities:
   Depreciation and amortization          308,120       51,309    1,663,756
   Loan incentive expense                       -            -      103,125
   Stock issued for non cash expenses     149,770      874,564      648,279
   APB 25 compensation recorded
     for stock options
     issued below market value                  -            -      416,159
   (Gain) loss on sale of
      marketable securities                 2,398            -      (25,708)
   Loss on contract settlement                  -            -      192,700
   Changes in assets and liabilities
     (Increase) decrease in
       employee advances                   16,948      (20,500)      (1,382)
     (Increase) decrease in
       interest receivable                  6,462            -         (420)
     (Increase) decrease in
       accounts receivable                 13,479       (9,095)           -
     (Increase) decrease in
       prepaid expenses                   115,807      (56,985)      40,922
     Increase (decrease) in
       bank overdraft                         516            -          516
     Increase (decrease) in
       accounts payable                    43,509     (188,341)     121,332
     Increase (decrease) in
       accrued liabilities                237,847     (123,715)     396,169
                                      ___________  ____________  __________
        Net Cash (Used) by
          Operating Activities           (954,672)   (1,526,603) (4,612,504)
                                      ___________  ____________  __________
Cash Flows from Investing Activities:
 (Increase) in refundable deposits              -          (464)     (6,362)
 Purchase of equipment                    (14,059)     (409,467)   (128,121)
 Purchase/development of websites        (120,300)            -    (500,300)
 Purchase of software licensing
   rights                                       -             -    (300,000)
 Proceeds from marketable
   securities sales                        12,602             -     289,594
                                       __________  ____________  __________
        Net Cash (Used)
          by Investing Activities        (121,757)     (409,931)   (645,189)
                                       __________  ____________  __________
Cash Flows from Financing Activities:
 Proceeds from notes payable                    -     1,119,017   1,324,827
 Payments on notes payable                      -    (1,396,796) (1,188,393)
 Payments on capital lease obligation      (4,857)            -     (14,746)
 Proceeds from preferred stock issuance         -             -     344,750
 Proceeds from common stock issuance            -     3,901,702   4,733,385
 (Decrease) in accrued dividends payable        -       (58,770)     57,870
                                       __________  ____________  __________
        Net Cash Provided (Used)
          by Financing Activities          (4,857)    3,565,153   5,257,693
                                       __________  ____________  __________

Net Increase (Decrease) in Cash        (1,081,286)    1,628,619           -

Cash at Beginning of Period             1,081,286         2,386           -
                                       __________  ____________  __________
Cash at End of Period                  $        -  $  1,631,005  $        -
                                       __________  ____________  __________





                                [Continued]

                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                [Continued]

Supplemental Disclosures of Cash Flow information:

  Cash paid during the year and from inception for:
    Interest                            $  2,665  $  21,705  $     55,186
    Income taxes                        $      -  $       -  $          -

Supplemental schedule of Non-cash Investing and Financing Activities:

  For the nine months ended June 30, 2001:

     The Company acquired $15,000 worth of marketable securities, which were sold at a loss of $2,398. The payment for the securities has not been made and accounts payable includes the $15,000 owed.

     The Company issued 61,733 shares of its common stock for services rendered, valued at $7,069 with prices ranging from $.10 - $.12 per share.

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

  For the nine months ended June 30, 2000:
     The Company issued 200,000 shares of common stock valued at $450,000 for the purchase of the web-site winbridge.com.

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

                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - WebQuest International, Inc and Subsidiary (the Company) was organized under the laws of the State of Nevada on November 5, 1996 as IPONG International, Inc., but subsequently reorganized with Webquest International, Inc. and Subsidiary (which was formed to serve as a vehicle for a reorganization of the Company). During April 1997, the Company entered into a plan and agreement of merger with Phaser Enterprises, Inc. ["Phaser"], a publicly held Utah corporation wherein the operations of the Company was the surviving entity. The Company is considered a development stage company as defined in SFAS No. 7. The Company's present business is the development and marketing of several games on the Internet. The Company currently derives nominal amounts of revenue from the sale of advertising on its www.winbridge.comTM and www.chessed.com Internet sites. The Company plans to start generating user fees on its www.winbridge.com bridge site and its www.chessed.com chess site in April 2001. In January 2001, the Company started leasing its MillionDollarPullTM promotion software for use in trade show and Internet promotions.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We suggest that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2000 audited financial statements. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

  Dividend Policy - The Company has not paid any dividends on common stock to date and does not anticipate paying dividends on common stock in the foreseeable future. The Company previously had a dividend requirement with respect to its preferred stock.

  Revenue  Recognition - Revenue is recognized at the time of the  sale.   In
  accordance with industry standards, revenues are shown net of prize payments.

  Earnings (Loss) Per Share - The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which requires the Company to present basic earnings (loss) per share and dilutive earnings (loss) per share when the effect is dilutive.

                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company had $0 and $981,286 in excess of federal insured amounts in its bank accounts at June 30, 2001 and September 30, 2000, respectively.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138, "Accounting for
  Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to
  Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 2 - MARKETABLE SECURITIES

  On May 21, 2001, the Company accepted 30,000 shares of marketable securities valued at $15,000 from a third party. The Company agreed that 90 days from the transfer of the marketable securities to either pay $15,000 cash or issue 30,000 shares of common stock of the Company as re-payment. As of June 30, 2001, the Company had sold all the marketable securities. A loss of $2,398 was realized during the nine months ended June 30, 2001.

                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation as of:

                                          June 30, September 30
                                            2001       2000
                                         __________  _________
         Office equipment                $   64,566  $  72,687
         Computer equipment                 126,858    102,910
         Leased Equipment                    31,784          -
         Software                            52,194     74,354
         Websites                         1,095,300    975,000
                                         __________  _________
                                          1,370,702  1,224,951

         Less:  accumulated
          depreciation                     (568,364)  (280,636)
                                         __________  _________
                                         $  802,338  $ 944,315
                                         __________  _________

  Depreciation expense for the nine months ended June 30, 2001 and 2000 amounted to $308,120 and $51,209, respectively.


NOTE 4 - CAPITAL LEASE

Capital Lease - During October 2000, the Company entered into a capital lease for computer equipment which expires in September 2003. The asset and liability under the capital lease was recorded at $31,784. Depreciation expense for the nine months ended June 30, 2001 amounted to $7,063.

  Total future minimum lease payments, executory costs and current portion of capital lease obligations are as follows:

  Future minimum lease payments for the twelve-month periods ended:

               June 30,                     Lease Payments
              ____________                  ______________
                 2002                       $   16,180
                 2003                           16,180
                 2004                            5,388
                                            ______________
  Total future minimum lease payments       $   37,748

  Less: amounts representing interest          (10,821)
                                            ______________
  Present value of the future
    minimum lease payments                      26,927

  Less: current portion                         (9,325)
                                            ______________
  Capital lease obligations - long-term     $   17,602
                                            ______________

                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

  Preferred Stock - The Company authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. At June 30, 2001 and September 30, 2000, no shares of preferred stock were issued and outstanding.

  Common Stock- The Company authorized 45,000,000 shares of common stock, $.001 par value, and at June 30, 2001 and September 30, 2000, 9,767,593 and 9,493,137 shares were issued and outstanding.

  From May to June 2001, the Company issued 61,733 shares of common stock for services rendered valued at $7,069 for prices ranging from $.10 - $.12 per share.

  From January through March 31, 2001, the Company issued 56,200 shares of common stock for services rendered valued at $127,195 for prices ranging from $.14 - $.75 per share.

  From October through December 31, 2000, the Company issued 156,523 shares of common stock for services rendered valued at $156,506 for prices ranging from $.375 - $1.00 per share.

  Nancy's Kitchen - During May 1999, the Company entered into a purchase agreement with an individual to purchase a website (with all rights, software, programs, source codes, copyrights, trade secrets, patent rights, and other applicable rights for use on the Internet) called Nancy's Kitchen. As consideration for this purchase agreement the Company paid $19,000 cash during May and June 1999 and issued 6,000 shares of its common stock valued at $6,000 or $1.00 per share. The rights to the website have been assigned to a former officer as part of a settlement agreement.

  Stock  Option  Plan - On January 19, 2000, the Board of  Directors  of  the
  Company adopted the 2000 Stock Option Plan, which was approved by the Company's shareholders on June 16, 2000. The plan provides for the granting of awards of up to 5,000,000 shares of common stock to officers, directors, and employees. Awards under the plan will be granted as determined by the board of directors. As of June 30, 2001 options to purchase a total of 1,819,333 shares of common stock are outstanding under the plan.

  During October through December 2000, the Company issued 624,500 stock options to purchase common stock at prices ranging from $.53 to $.84 per share. Also, during this period the Company cancelled options to purchase 1,054,375 shares of common stock at prices ranging from $2.25 to $9.00 per share. Options to purchase 180,000 shares of common stock at a price of $.12 per share expired.

  During September through November of 1997, the Company issued a total of 580,000 options to officers and employees of the Company at $.116 per share, which was below the current market value of the Company common stock of $1.00. In accordance with APB 25, the Company has recorded total compensation expense of $295,423 for the period from inception through September 30, 2000. During 1998 an officer exercised 100,000 options for $11,600. During January 1999, an officer terminated his employment and forfeited his remaining 200,000 options. As of June 30, 2001, none of the options remain outstanding.

  Stock Warrants - At June 30, 2001, the Company had warrants outstanding to purchase 3,156,750 shares of common stock at prices ranging from $.50 to $5.50 per share and expiring through June 26, 2005 that were issued in conjunction with the Company obtaining financing and for consulting services.

  During October through December 2000, the Company issued warrants to purchase 300,000 shares of common stock at $.66 per share for consulting related to the Company's planned poker site. The Company cancelled warrants to purchase 200,000 shares of common stock with prices ranging from $2.00 to $3.00 and reissued warrants to purchase 200,000 shares of common stock at a price of $.91 per share.

                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 Accounting for Income taxes. SFAS 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At June 30, 2001 and September 30, 2000, the total of all deferred tax assets was approximately $2,620,000 and $1,990,000 and the total of the deferred tax liabilities was $0 and $0, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $2,620,000 and $1,990,000 as of June 30, 2001 and September 30, 2000, respectively, which has been offset against the net deferred tax assets. The net change in the valuation allowance during the nine months ended June 30, 2001 amounted to approximately $630,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Notes Payable - At June 30, 2001, the Company had two notes payable to shareholders of the Company totaling $21,618. The notes accrue interest at 12% per annum and are due upon demand.

  Employment Agreements - At June 30, 2001, the Company had entered into three employment agreements with officers and employees of the Company as follows:

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

  President and Chief Operating Officer - January 2000, five year term, $200 a month automobile allowance, 1,100,000 stock options for common stock at $1.25 to $9.00 per share vesting 100,000 immediately and 50,000 per quarter over a five year period. Should termination of employment occur, an amount equal to the balance of the agreement shall be due and payable to the employee. During October 2000, employment was terminated. In January 2001, the Company negotiated with the former employee to settle the balance due under the agreement in exchange for the website Nancyskitchen.com and a laptop computer.

                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

NOTE 8 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                        For the Three           For the Nine      From Inception
                         Months Ended           Months Ended      on November 5,
                           June 30,               June 30,         1996 Through
                    ____________________   _______________________    June 30,
                       2001       2000         2001       2000           2001
                    ________   _________   __________  ___________  ___________
 Income (loss) from
  continuing
  operations       $(430,653)  $(878,403) $(1,849,528) $(2,503,850) $(8,110,082)

 Less: preferred
  dividends                -           -            -            -      (57,870)
                   _________   __________  __________  ___________  ___________
 Income (loss)
  available to
  common
  stockholders
  used in
  earnings (loss)
  per share        $(430,653)  $(878,403) $(1,849,528) $(2,503,850) $(8,167,952)
                   _________  __________  ___________  ___________  ___________
  Weighted average
    number of common
    shares
    outstanding used
    in earnings
    (loss) per
    share during
    the  period    9,713,218   7,984,265    9,610,228    7,297,333    5,400,909
                   __________  __________  ___________  ___________  __________

  Dilutive earnings (loss) per share was not presented, as its effect was anti-dilutive. The Company had at June 30, 2001, 2,406,201 options and 3,156,750 warrants to purchase shares of common stock, at prices ranging from $.38 to $5.50 per share, that were not included in the computation of diluted earnings (loss) per share because their effect was anti-dilutive.

NOTE 9 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital.

                WEBQUEST INTERNATIONAL, INC. AND SUBSIDIARY
                       [A Development Stage Company]

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES

  Consulting Agreements - On October 20, 2000, the Company entered into an agreement with an individual to provide consulting services related to the Company's website "chessed.com." The Agreement provides for $5,000 worth of common stock to be issued monthly based on the closing price of the Company's stock at the last business day of each month. The Company issued 62,147 shares of common stock to this consultant for services rendered October 2000 through March 2001. In March 2001, this agreement was cancelled.

  On October 11, 2000, the Company entered into an agreement with an individual to provide consulting services related to the Company's planned pokerrush.com website. The agreement states that $10,000 of compensation is to be paid monthly. The agreement also states that a warrant be issued for 300,000 shares of restricted common stock at $.66 per share. The shares vest as follows: 50,000 shares vest in October 2000, the balance vest 31,250 shares per quarter starting in January 2001. In August 2001, this agreement was cancelled.

  In October 2000, the Company organized a wholly owned subsidiary for the purpose of operating an Internet poker site. In October 2000, the Company's wholly owned subsidiary entered into an agreement with Casino Marketing S.A. to develop and operate the Company's Internet poker site.

  Capital Lease - In October 2000, the Company entered into a capital lease agreement for 36 months. The lease states that payments of $1,348 be made on a monthly basis.

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

  NOTE 11 - SUBSEQUENT EVENTS

  Stock Options -   In July and August 2001, 2,500 stock options expired.

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


RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended June 30, 2001 was minimal,totaling
$41  compared to $7,450 for the three months  ended  June 30, 2000.
This revenue was generated primarily from banner advertising on our Internet Sites. We anticipate revenues to increase nominally for the
three months ending September 30, 2001,    and  then  to increase slightly
starting with the three months ending December 31, 2001. We started operating our WinBridge Site product in June, 2001 and anticipate revenue from this product to ramp up slowly during the three months ending September 30, 2001 and then accelerate during the three months ending December 31, 2001. However, there is no guarantee of such results. Development of these subscription-based sites has taken several months longer than we had anticipated. We anticipate revenue from these sites to start ramping up in October, 2001 if necessary promotional funds are obtained.

Development, Administrative and Marketing Expenses

Development,   administrative  and  marketing  expenses totaled
$427,484 for the three months ending June 30, 2001, a decrease of $477,769, or 53% from the $905,253 for the same three months in 2000. We initiated for-pay tournaments on our iPong.com site from September 2000 through December 2000 and were unable to attract enough players to make the site profitable. We decided to shift our focus and marketing dollars away from this site to our Million Dollar Pull promotional product and our chess and bridge sites. We were also unable to generate revenue from the Million Dollar Pull promotional product and sold this product in July, 2001.
We reduced our employee headcount from 16 to 6 employees and the related costs during the Quarter to focus on generating positive cash flows from operations as soon as possible.

Net Loss

Our net loss decreased from $878,403 for the three months ended June 30, 2000 to $430,653 for the three months ending
June 30,  2001.   This decrease was  primarily  due  to the
Decrease  in development and marketing personnel described above.


Liquidity and Capital Resources

Operating Activities

We  have  generated  negative cash flows  from  operations since
inception.   We  used   $954,672 of  our  capital  to  fund our
operations  during  the  nine months ending  June   30, 2001
versus accumulating $ 1,526,603 to fund our operations for the corresponding prior year period.

Investing activities

We used $ 121,757 `net' for equipment and Web-Sites this year versus $409,931 for the nine months ended June 30, 2000.



Financing Activities

Cash used in financing activities totaled $4,857 during 2001. For the nine months ended June 30,2000 funds of $3,565,153 were accumulated.



We  believe  that  we  will  need to raise  another $200,000  to
$300,000   to  finance  our  core  business  until   it becomes
profitable.   Our  core business presently consists of only our
  bridge and chess products. Additionally, we believe that we will need to raise another $800,000 to properly launch our planned "pokerrush.com" Internet poker site. We are currently attempting to raise these funds. There are no available funds now.

Our ability to meet our liquidity requirements is dependent on our ability to attract capital on terms acceptable to us, if at all. If we are unable to raise sufficient capital there would be a material adverse effect on our business and results of operations.


              Factors That May Effect Future Results

Need for Additional Capital

Our   business  is   capital  intensive, particularly with
respect to   product   development  costs   associated  with  the
design and creation of interactive Internet sites. Accordingly, we require additional capital to support and expand our operations.
To the extent that revenues from operations are insufficient and additional funding is required, public or private financing may not be available when needed or may not be available on terms favorable or acceptable to us, if at all. Failure to secure additional financing, if and when needed, will have a material adverse affect on our ability to implement our proposed business strategy.

Initial Software Problems with our Million Dollar Pull Product

We  outsourced the development of our proprietary Million Dollar
Pull  promotional  product.   The  product  has  had operational
problems.   We have terminated our relationship with  the vendor
that developed this product and have brought the operation of this product entirely within our control. We believe that we have properly addressed the product's operational shortcomings and have established an extensive test operation to validate the product before February 20, 2001. Should we not be able to address these operational issues, we would opt to market this product less the million-dollar annuity. This could directly affect our revenue and subsequent growth of our business. In
January, 2001, the Company's million dollar pull promotional product was leased to a customer for use at a tradeshow.
The product malfunctioned and incorrectly reported a $1,000,000 win. The company has made a token offer of settlement in the matter which has not been responded to by the claimant. Final resolution of this matter at this time is uncertain.

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


Item 2.  Changes in Securities and Use of Proceeds

We  issued  61,733 shares to employees and consultants for services
rendered   during   the   three  months  ending  June 30,
2001.  These shares were based on
per share prices from $.10 to $.12 and these shares were issued to employees and consultants pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

We  issued  stock  options  to terminating officers  during  the three months
ending June 30,2001 to  purchase  185,833  shares  of common stock at $1.00 per share and cancelled options of 759,000 shares. These options vest over three years and have a life of
three   years.   We  also   cancelled  stock  options  to departed
employees to purchase 277,000 shares of common stock during the quarter at prices ranging from $.38 per share to $2.25 per
share.   These  stock  options  were  issued to employees pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.


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



Dated:   August 20, 2001